Form 10-Q
period 2011-06-30
SUNRISE SENIOR LIVING INC
filed 2011-08-04
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 57,633,610 shares of the Registrant’s common stock outstanding at July 29, 2011.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,126	$66,720
Accounts receivable, net	35,716	37,484
Income taxes receivable	2,937	4,532
Due from unconsolidated communities	15,096	19,135
Deferred income taxes, net	15,676	20,318
Restricted cash	47,738	43,355
Assets held for sale	1,404	1,099
Prepaid expenses and other current assets	10,395	20,167

Total current assets	194,088	212,810
Property and equipment, net	637,694	238,674
Due from unconsolidated communities	3,869	3,868
Intangible assets, net	39,577	40,749
Investments in unconsolidated communities	34,942	38,675
Restricted cash	112,067	103,334
Restricted investments in marketable securities	2,610	2,509
Assets held in the liquidating trust	43,661	50,750
Other assets, net	16,316	10,089

Total assets	$1,084,824	$701,458

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$80,308	$80,176
Accounts payable and accrued expenses	117,551	131,904
Due to unconsolidated communities	702	502
Deferred revenue	16,828	15,946
Entrance fees	30,629	30,688
Self-insurance liabilities	39,971	35,514

Total current liabilities	285,989	294,730
Debt, less current maturities	455,306	44,560
Liquidating trust notes, at fair value	29,846	38,264
Investments accounted for under the profit-sharing method	5,844	419
Self-insurance liabilities	44,154	51,870
Deferred gains on the sale of real estate and deferred revenues	14,293	16,187
Deferred income tax liabilities	15,676	20,318
Interest rate swap, at fair value	16,986	0
Other long-term liabilities, net	105,871	110,553

Total liabilities	973,965	576,901

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value, 120,000,000 shares authorized, 57,633,610 and 56,453,192 shares issued and outstanding, net of 445,238 and 428,026 treasury shares, at June 30, 2011 and December 31, 2010, respectively	576	565
Additional paid-in capital	483,477	478,605
Retained loss	(378,331)	(361,904)
Accumulated other comprehensive income	597	2,885

Total stockholders’ equity	106,319	120,151

Noncontrolling interests	4,540	4,406

Total equity	110,859	124,557

Total liabilities and equity	$1,084,824	$701,458

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Operating revenue:
Management fees	$24,400	$24,163	$48,614	$52,770
Buyout fees	0	12,717	0	13,471
Resident fees for consolidated communities	111,260	88,030	213,997	175,964
Ancillary fees	7,513	10,829	15,110	21,422
Professional fees from development, marketing and other	522	590	845	2,692
Reimbursed costs incurred on behalf of managed communities	178,265	211,768	364,130	436,093

Total operating revenues	321,960	348,097	642,696	702,412
Operating expenses:
Community expense for consolidated communities	79,248	65,490	154,325	131,174
Community lease expense	19,108	14,896	37,805	29,639
Depreciation and amortization	8,786	8,591	16,203	17,035
Ancillary expenses	6,968	10,146	13,972	19,946
General and administrative	27,564	28,321	59,953	61,615
Carrying costs of liquidating trust assets	635	614	1,042	1,239
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	301	0	359
Restructuring costs	0	5,209	0	9,824
Provision for doubtful accounts	86	967	1,524	2,078
Impairment of long-lived assets	5,355	2,659	5,355	3,359
(Gain) loss on financial guarantees and other contracts	(12)	310	(12)	310
Costs incurred on behalf of managed communities	179,294	210,775	365,678	435,141

Total operating expenses	327,032	348,279	655,845	711,719

Loss from operations	(5,072)	(182)	(13,149)	(9,307)
Other non-operating income (expense):
Interest income	323	243	1,163	610
Interest expense	(4,493)	(2,102)	(5,840)	(4,238)
Gain on investments	0	94	0	647
Gain on fair value of pre-existing equity interest from a business combination	11,250	0	11,250	0
Gain on fair value of liquidating trust note	88	1,113	88	1,113
Other expense	(961)	(2,408)	(28)	(1,235)

Total other non-operating income (expense)	6,207	(3,060)	6,633	(3,103)
Gain on the sale and development of real estate and equity interests	2,598	1,745	3,090	2,210
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	931	(828)	(6,758)	(2,341)
Loss from investments accounted for under the profit-sharing method	(1,740)	(2,259)	(4,764)	(4,777)

Income (loss) before provision for income taxes and discontinued operations	2,924	(4,584)	(14,948)	(17,318)
Provision for income taxes	(773)	(678)	(1,503)	(1,118)

Income (loss) before discontinued operations	2,151	(5,262)	(16,451)	(18,436)
Discontinued operations, net of tax	(333)	52,019	1,025	49,727

Net income (loss)	1,818	46,757	(15,426)	31,291
Less: Net income attributable to noncontrolling interests	(540)	(429)	(1,001)	(980)

Net income (loss) attributable to common shareholders	$1,278	$46,328	$(16,427)	$30,311

Earnings per share data:
Basic net income (loss) per common share
Income (loss) before discontinued operations	$0.03	$(0.10)	$(0.31)	$(0.35)
Discontinued operations, net of tax	(0.01)	0.93	0.02	0.89

Net income (loss)	$0.02	$0.83	$(0.29)	$0.54

Diluted net income (loss) per common share
Income (loss) before discontinued operations	$0.03	$(0.10)	$(0.31)	$(0.35)
Discontinued operations, net of tax	(0.01)	0.91	0.02	0.88

Net income (loss)	$0.02	$0.81	$(0.29)	$0.53

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
(In thousands)	(Unaudited)
Operating activities
Net (loss) income	$(15,426)	$31,291
Less: Net income from discontinued operations	(1,025)	(49,727)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale and development of real estate and equity interests	(3,090)	(2,210)
Gain on fair value of liquidating trust notes	(88)	(1,113)
Loss from investments accounted for under the profit-sharing method	4,764	4,777
Gain on fair value of pre-existing equity interest from a business combination	(11,250)	0
Gain on investments	0	(647)
Sunrise’s share of loss and return on investment in unconsolidated communities	6,758	2,341
(Gain) loss on financial guarantees and other contracts	(12)	310
Distributions of earnings from unconsolidated communities	5,613	5,696
Provision for doubtful accounts	1,524	2,078
Depreciation and amortization	16,203	17,035
Amortization of financing costs, debt discount and guarantee liabilities	1,090	385
Impairment of long-lived assets	5,355	3,359
Stock-based compensation	3,666	2,365
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	262	2,643
Due from unconsolidated communities	(251)	15,198
Prepaid expenses and other current assets	2,068	(24,185)
Captive insurance restricted cash	2,174	(3,750)
Other assets	1,736	(174)
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	(18,810)	10,768
Entrance fees	(59)	(1,403)
Self-insurance liabilities	(3,122)	(2,704)
Deferred gains on the sale of real estate and deferred revenues	(1,820)	(780)
Net cash used in discontinued operations	(1,626)	(4,432)

Net cash (used in) provided by operating activities	(5,366)	7,121

Investing activities
Capital expenditures	(4,993)	(4,356)
Net (payments) proceeds for/from advances from investment accounted for under the profit-sharing method	(101)	1,443
Acquisition of AL US Development Venture, LLC , net of cash acquired	(45,292)	0
Dispositions of assets	3,840	14,464
Change in restricted cash	1,153	11,236
Proceeds from the sale of short term investments	0	7,470
Proceeds from advances to communities under development	0	1,430
Investments in unconsolidated communities	(3,389)	(4,179)
Net cash provided by discontinued operations	6,006	11,259

Net cash (used in) provided by investing activities	(42,776)	38,767

Financing activities
Net proceeds from exercised options	1,364	253
Issuance of junior subordinated convertible debt	86,250	0
Additional borrowings of debt	0	1,166
Repayment of debt	(27,637)	(18,233)
Repayment of liquidating trust notes	(8,330)	(11,483)
Net repayments on Bank Credit Facility	0	(8,197)
Financing costs paid	(4,232)	(753)
Distributions to noncontrolling interests	(867)	(767)
Net cash used in discontinued operations	0	(4,401)

Net cash provided by (used in) financing activities	46,548	(42,415)

Net (decrease) increase in cash and cash equivalents	(1,594)	3,473
Cash and cash equivalents at beginning of period	66,720	39,283

Cash and cash equivalents at end of period	$65,126	$42,756

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six months ended June 30, 2011 and 2010 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We have reclassified certain amounts to conform with the current period presentation.

2. Significant Accounting Policies

Business Combinations

Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Also, transaction costs are expensed as incurred.

Derivative Instruments

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determines how we reflect the change in fair value of the derivative instrument in our financial statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative to be highly effective in offsetting the underlying hedged cash flows and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We have designated an interest rate swap as a cash flow hedge. The asset or liability value of the derivative will change in tandem with its fair value. For the effective portion of the hedge, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged item’s effect on earnings.

We review the effectiveness of our hedging instruments on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we will release gains and losses from OCI based on the timing of the underlying cash flows.

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

We record outstanding losses and expenses for all Self-Insured Risks and for claims under insurance policies based on management’s best estimate of the ultimate liability after considering all available information, including expected future cash flows and actuarial analyses. We review our sensitivity analysis annually and our annual estimated cost for Self-Insured Risks is determined using management judgment including actuarial analyses at various confidence levels. Our confidence level, based on our annual review, is currently at 50%. The confidence level is the likelihood that the recorded expense will exceed the ultimate incurred cost.

We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at June 30, 2011based on our best estimate at that date. The allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs based on the proportionate share of any changes.

3. Amendments to the Accounting Standards Codification

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

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective for us in the first quarter of 2010, and the portions of ASU 2010-06 which effect Level 3 reconciliation were effective for us January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, clarifies some existing rules but does not require additional fair value measurements, is not intended to establish valuation standards or affect valuation practices outside of financial reporting. A specific clarification relates to the concepts of “highest and best use” and “valuation premise” which are relevant only when measuring the fair value of nonfinancial

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

assets and are not relevant when measuring fair value of financial assets or liabilities. Additional disclosures for Level 3 measurements include the valuation process used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for us January 1, 2012 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for us January 1, 2012 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-07, Health Care Entities (Topic 954), Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). In addition, enhanced disclosures are required including the policies for recognizing revenue and assessing bad debts, disclosure of patient service revenue (net of contractual allowances and discounts) and qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is effective for us January 1, 2012 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest Rate Swap

In connection with our purchase of our partner’s interest in AL US Development Venture, LLC (“AL US”) (refer to Note 5), we assumed the mortgage debt and an interest rate swap. We then entered into a new interest rate swap arrangement that extended the term of the existing interest rate swap to be coterminous with the maturity extension of the mortgage debt (extended from June 2012 to June 2015). We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the one-month LIBOR rate. As a result, we will pay a fixed rate of 3.2% plus the applicable spread of 175 basis points as opposed to a floating rate equal to the one-month LIBOR rate plus the applicable spread of 175 basis points on a notional amount of $259.4 million through the maturity date of the loan. The agreement includes a credit-risk-related contingency feature whereas the derivative counterparty has incorporated the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty. The failure to comply with the loan covenant provisions would result in being in default on any derivative instrument obligations covered by the agreement. We have not posted any collateral related to this agreement. As of June 30, 2011, the derivative is in a liability position and has a GAAP fair value of $17.0 million. If we had breached any of these loan covenant provisions at June 30, 2011, we could have been required to settle our obligations under the agreement at their termination value of approximately $17.8 million. The difference between the GAAP fair value liability and the termination liability represents an adjustment for accrued interest, but excludes any adjustment for nonperformance risk.

We have designated the derivative as a cash flow hedge. The derivative value is based on the prevailing market yield curve on the date of measurement. We also consider counterparty credit risk in the calculation of the fair value of the swap. We evaluate the hedging effectiveness of the derivative both at inception and on an on-going basis. For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $3.7 million of losses primarily related to the ineffective portion, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

The following table details the fair market value as of June 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Liabilities	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$16,986	$0	$16,986	$0

The following table details the impact of the derivative instrument on the statements of operations and other comprehensive income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2010	2011	2010
Loss on interest rate swap recognized in OCI	OCI	$(1,856)	$0	$(1,856)	$0
Loss reclassified from AOCI into income (effective portion)	Interest expense	(325)	0	(325)	0
Loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other expense	(303)	0	(303)	0

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Investments in Marketable Securities

The following table details the restricted investments in marketable securities measured at fair value as of June 30, 2011 (in thousands):

Assets	June 30, 2011	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Restricted investments in marketable securities	$2,610	$2,610	$0	$0

The restricted investments in marketable securities relates to a consolidated entity in which we have control but no ownership interest.

Assets Held for Sale, Assets Held and Used and Liquidating Trust Assets

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Assets held for sale (condominium units)	$1,404	$1,099

Assets Held and Used

In the second quarter of 2011, the mortgage debt on three Canadian communities matured and is now in default. As a result, we tested these communities for possible impairment. We determined that one community was impaired and recorded an impairment charge of $4.5 million related to this community as the carrying value of the asset was in excess of the fair value. We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (refer to Note 8), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). As of June 30, 2011, the liquidating trust assets consist of one operating community, 11 land parcels and one closed community. In the first six months of 2011, we recorded $0.9 million of impairment charges on two land parcels held in the liquidating trust as the carrying value of the assets were in excess of the fair value. We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

The following table details the assets impaired in 2011 (in thousands):

Assets	June 30, 2011	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment Losses
Assets held and used	$12,948	$0	$0	$12,948	$(4,460)
Liquidating trust assets	3,290	0	0	3,290	(895)

	$16,238	$0	$0	$16,238	$(5,355)

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

	Fixed Rate	Variable Rate
	Debt	Debt
Total Carrying Value	$87,615	$477,845

Average Interest Rate	5.03%	3.93%

Estimated Fair Market Value	$87,635	$470,893

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Disclosure about fair value of financial instruments is based on pertinent information available to us at June 30, 2011.

Liquidating Trust Notes

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 8). The notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the underlying value of the collateral and the expected timing and amount of repayment.

		Fair Value Measurements at Reporting Date Using
(In thousands) Liabilities	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
Liquidating trust notes, at fair value	$29,846	$0	$0	$29,846	$(88)

The following table reconciles the beginning and ending balances for the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2011 (in thousands):

Liquidating Trust Notes
Beginning balance - 1/1/11	$38,264
Total gains	(88)
Payments	(8,330)

Ending balance - 6/30/11	$29,846

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

5. Acquisition of AL US

On June 2, 2011, we closed on a purchase and sale agreement with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”) to purchase the MS Parties’ 80% membership interest (“MS Interest”) in the AL US venture in which we already owned the remaining 20% membership interest. AL US indirectly owns 15 assisted and independent living facilities which we managed prior to the purchase. Pursuant to the purchase and sale agreement, we purchased the MS Interests for an aggregate purchase price of $45 million. As a result of the transaction, we own 100% of the membership interest, obtaining control of AL US and accordingly, consolidating the assets, liabilities and operating results of AL US from the date of acquisition.

We acquired AL US in stages. The fair value of our 20% membership interest immediately prior to the acquisition of the MS Interest was calculated to be approximately $11.3 million based on an estimated fair value of approximately $56.3 million for the total underlying equity of AL US. The estimated fair value of the equity was calculated based on the acquisition date fair value of the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

assets and working capital of approximately $421.5 million less the fair value of the debt and interest rate swap assumed of $365.2 million. As our carrying value of our investment in AL US prior to the acquisition was zero, we recognized a gain of approximately $11.3 million on our pre-existing member interest as of the acquisition date.

The following table summarizes the recording, at fair value, of the assets and liabilities as of the acquisition date (in thousands):

Amounts Recognized as of Acquisition Date
Property and equipment	$411,560
Other assets	17,069
Debt	(350,069)
Interest rate swap	(15,130)
Other liabilities	(7,180)

Net assets acquired	56,250
Gain on fair value of pre-existing equity interest from a business combination	(11,250)
Net transaction costs	292

Total consideration paid	$45,292

The estimated fair value of the real estate assets at acquisition was approximately $411.6 million. To determine the fair value of the real estate, we examined various data points including (i) transactions with similar assets in similar markets, (ii) independent appraisals of the acquired assets and (iii) entering into an arms-length market transaction. As of the acquisition date, the fair value of working capital approximated its carrying value.

The estimated fair value of the assumed debt and interest rate swap was approximately $350.1 million and $15.1 million, respectively. The fair value of the debt was estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Immediately following the closing of the transaction, we entered into an amendment to the loan agreement with HSH Nordbank AG (refer to Note 8) and made a $25.0 million principal payment on the debt.

The purchase price allocation for the transaction is preliminary and the allocation of the fair value between the components of each real estate asset is not yet complete as a result of requiring more detailed appraisals.

The following table presents information for AL US that is included in our consolidated statement of operations from the acquisition date, June 2, 2011, through June 30, 2011 (in thousands).

AL US Included in Sunrise’s Second Quarter and Year to Date Results
Revenues	$6,731
Loss attributable to common shareholders	(1,377)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents supplemental pro forma information as if the acquisition had occurred on January 1, 2010 (in thousands except per share amounts):

	Pro Forma Consolidated Results
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$328,020	$356,777	$656,788	$719,347
Income from continuing operations	(13,517)	(7,490)	(32,070)	(11,978)
Diluted earnings per share	$(0.24)	$(0.14)	$(0.57)	$(0.23)

The unaudited pro forma consolidated results do not purport to project the future results of operations. The unaudited pro forma consolidated results reflect the historical financial information of us and AL US, adjusted for the following pro forma pre-tax amounts:

•

Elimination of our revenue earned from the management of the communities prior to acquisition of $1.0 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.

•

Elimination of direct expenses from the management of the communities prior to acquisition of $7.3 million and $10.3 million for the three months ended June 30, 2011 and 2010, respectively, and $18.3 million and $20.7 million for the six months ended June 30, 2011 and 2010, respectively.

•

Elimination of equity in earnings from the AL US venture of $2.7 million and zero for the three months ended June 30, 2011 and 2010, respectively, and $2.7 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

•

Addition of revenue from the operation of the communities prior to acquisition of $14.4 million and $20.4 million for the three months ended June 30, 2011 and 2010, respectively, and $34.8 million and $40.5 million for the six months ended June 30, 2011 and 2010, respectively.

•

Addition of expenses from the operation of the communities prior to acquisition of $9.0 million and $12.3 million for the three months ended June 30, 2011 and 2010, respectively, and $22.2 million and $24.8 million for the six months ended June 30, 2011 and 2010, respectively.

•

Additional depreciation of $2.4 million and $4.1 million for the three months ended June 30, 2011 and 2010, respectively, and $6.0 million and $8.1 million for the six months ended June 30, 2011 and 2010, respectively, related to the property and equipment acquired.

•

Interest adjustment of $3.6 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively, and $5.9 million and $9.2 million for the six months ended June 30, 2011 and 2010, respectively, related to the debt assumed.

6. Investments in Unconsolidated Ventures

CNL Lifestyle Properties Transaction

In January 2011, we contributed our 10% ownership interest in an existing venture in exchange for a 40% ownership interest in a new venture organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining 60% interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for the first six months of 2011 was approximately $5.3 million of which $4.0 million was reflected as an expense in Sunrise’s share of loss and return on investment in unconsolidated communities and $1.3 million was reflected as general and administrative expense. Six communities in the state of New York, whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

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

Notes to Consolidated Financial Statements

(Unaudited)

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee for which annual audited financial statements are expected to be required for the year 2011 under S-X Rule 3-09 (in thousands):

	Three months ended June 30, 2011
	Total operating revenues	Net loss before provision for income taxes	Net loss
CC3 Acquisition, LLC	$32,681	$(2,495)	$(2,816)

	Six months ended June 30, 2011
	Total operating revenues	Net loss before provision for income taxes	Net loss
CC3 Acquisition, LLC	$61,913	$(15,741)	$(15,806)

7. Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accounts payable and accrued expenses	$27,086	$38,095
Accrued salaries and bonuses	19,286	23,690
Accrued employee health and other benefits	35,669	34,145
Other accrued expenses	35,510	35,974

	$117,551	$131,904

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Deferred revenue from nonrefundable entrance fees	$40,362	$39,693
Lease liabilities	26,035	25,527
Executive deferred compensation	15,761	19,516
Uncertain tax positions	21,110	20,360
Other long-term liabilities	2,603	5,457

	$105,871	$110,553

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8. Debt

Debt

At June 30, 2011 and December 31, 2010, we had $565.5 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 4.10% and 2.78%, respectively, as follows (in thousands):

	June 30,	December 31,
	2011	2010
AL US debt, at fair value (1)	$325,376	$0
Community mortgages	96,868	96,942
Liquidating trust notes, at fair value	29,846	38,264
Convertible subordinated notes	86,250	0
Other	4,975	5,284
Variable interest entity	22,145	22,510

	$565,460	$163,000

(1)	The principal amount of the debt at June 30, 2011 was $339.8 million.

Of the outstanding debt at June 30, 2011, we had $87.6 million of fixed-rate debt with an interest rate of 5.0% and $477.9 million of variable rate debt with a weighted average interest rate of 3.9%.

Of our total debt of $565.5 million, $49.3 million was in default as of June 30, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The principal balance of $47.9 million was due on April 30, 2011. We are in discussions with the lender and are working toward implementing a revised business plan at the communities and obtaining a loan extension. If we are unable to extend the mortgage, it may have an adverse impact on our financial condition, cash flows and results of operations.

Principal maturities of debt at June 30, 2011 are as follows (in thousands):

	Mortgages,	Variable	Liquidating	Convertible
	Wholly-Owned	Interest	Trust	Subordinated
	Properties	Entity Debt	Note	Notes	Other	Total
Default	$47,936	$1,365	$0	$0	$0	$49,301
3rd Qtr. 2011	0	375	0	0	541	916
4th Qtr. 2011	0	0	0	0	1,082	1,082
2012	27,911	775	29,846	0	2,335	60,867
Thereafter	346,397	19,630	0	86,250	1,017	453,294

	$422,244	$22,145	$29,846	$86,250	$4,975	$565,460

AL US Debt

In connection with the AL US transaction (refer to Note 5), on June 2, 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% and the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of June 30, 2011 was $325.4 million and the face amount was $339.8 million.

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due 2041 in a private offering. We received an aggregate $83.7 million of net proceeds. The notes are junior subordinated obligations and bear a cash interest rate of 5.0% per annum, subject to our right to defer interest payments on the notes for up to 10 consecutive semi-annual interest periods. The notes will be convertible into shares of our common stock at an initial conversion rate of 92.2084 shares of common stock per $1,000 principal amount of the notes (which represents the issuance of approximately 8.0 million shares at an equivalent to an initial conversion price of approximately $10.845 per share), subject to adjustment upon the occurrence of specified events. We do not have the right to redeem the notes prior to maturity and no sinking fund is provided. We may terminate the holders’ conversion rights at any time on or after April 6, 2016 if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during any consecutive 30 day trading period, including the last day of such period. The notes will mature on April 1, 2041, unless purchased or converted in accordance with their terms prior to such date.

Germany Restructure Notes

We previously owned nine communities in Germany. In 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2% of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold seven North American properties in the liquidating trust for gross proceeds of approximately $22.3 million with an aggregate appraised value of $27.9 million through June 30, 2011. As of June 30, 2011, the electing lenders have received net proceeds of $19.8 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million on the consolidated balance sheets in 2010 and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of June 30, 2011 was $5.0 million.

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

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of June 30, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of June 30, 2011 was $29.8 million, which represents our minimum payment guarantee at that date.

Key Bank Credit Facility

On June 16, 2011, we entered into a credit agreement for a $50 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and lender, and other lenders which may become parties thereto from time to time. The Credit Facility includes a $20.0 million sublimit to support standby letters of credit and is expandable to $65.0 million if (i) additional lenders commit to participate in the Credit Facility and (ii) there are no defaults. We will use the Credit Facility for working capital and general corporate purposes.

The Credit Facility is secured by our 40% equity interest in CC3 Acquisition, LLC, our joint venture with a wholly owned subsidiary of CNL Lifestyle Properties, that owns 29 senior living communities managed by us. The Credit Facility replaces our Bank of America Bank Credit Facility (“BoA Bank Credit Facility”).

The Credit Facility matures on June 16, 2014, subject to our one-time right to extend the maturity date for one year, with ninety days’ notice, provided no material event of default has occurred and we pay a 25 basis point extension fee. Payments on the Credit Facility will be interest only, payable monthly, with outstanding principal and interest due at maturity. Prepayment is permitted at any time, subject to make whole provisions for breakage of certain LIBOR contracts. Pricing for the Credit Facility is KeyBank’s base rate or LIBOR plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 5.25% to 3.25%, and the base rate margins range from 3.75% to 1.75%. We are obligated to pay a fee, payable quarterly in arrears, equal to 0.45% per annum of the average unused portion of the Credit Facility, or 0.35% per annum of the average unused portion for any quarter in which usage is greater than or equal to 50% throughout the quarter. In addition, at closing, we paid KeyBank a commitment fee of 1.0% of the Credit Facility and certain other administrative fees. The Credit Facility requires us to use KeyBank and its affiliates as our primary relationship bank, including for primary depository and cash management purposes, except as required by agreements with other entities.

The Credit Facility contains various usual and customary covenants and events of default which could trigger early repayment obligations and early termination of the lenders’ commitment obligations. Events of default include, among others: nonpayment, failure to perform certain covenants beyond a cure period, incorrect or misleading representations or warranties, cross-default to any recourse indebtedness of ours in an aggregate amount outstanding in excess of $30.0 million, and a change of control. Our ability to borrow under the Credit Facility is also subject to ongoing compliance with several financial covenants, including with respect to our amount of leverage: a minimum corporate fixed charge coverage, minimum liquidity and minimum collateral loan to value ratios.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Credit Facility also includes limitations and prohibitions on our ability to incur or assume liens and debt except in specified circumstances, make investments except in specified circumstances, make restricted payments except in certain circumstances, make dispositions except in specified situations, incur recourse indebtedness in connection with the development of a new senior living project in excess of specified threshold amounts, use the proceeds to purchase or carry margin stock, enter into business combination transactions or liquidate us and engage in new lines of business and transactions with affiliates except in specified circumstances.

At June 30, 2011, there were no draws outstanding against the Credit Facility and $0.5 million in letters of credit outstanding.

Terminated Bank Credit Facility

We entered into a termination agreement with regards to our BoA Bank Credit Facility in June of 2011 at the time we entered into the Credit Facility with KeyBank. The termination agreement provides, among other things, that we will use good faith efforts to cause any outstanding letters of credit under the BoA Bank Credit Facility to be returned promptly to Bank of America for cancellation. As each letter of credit is cancelled, Bank of America will return to us the cash collateral proportionate to the letter of credit cancelled and will release any lien it may have upon our assets in connection with the BoA Bank Credit Facility. At June 30, 2011, there were $13.4 million in letters of credit outstanding. We intend to transfer these letters of credit to the Credit Facility during the third quarter of 2011.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at June 30, 2011 was $27.9 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.6 billion with near-term scheduled debt maturities of $0.5 billion for the remainder of 2011 and $0.2 billion in 2012. Of this $2.6 billion of debt, there is $0.3 billion of debt that is in default as of June 30, 2011. Subsequent to June 30, 2011, we have cured $0.2 billion of debt that was in default. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One venture’s mortgage loan includes loan to value and debt service covenants, and it is uncertain whether the venture will continue to be in compliance with these covenants. The mortgage loan balance was $643.7 million as of June 30, 2011. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. If the venture breaches the loan to value and/or debt service covenants and the default is not cured, the lender has rights which include foreclosure and/or termination of our management agreement. During the six months ended June 30, 2011, we recognized $3.7 million in management fees from this venture. Our United Kingdom Management segment reported $2.6 million in income from operations for the six months ended June 30, 2011. Our investment balance in this venture was zero at June 30, 2011.

9. Gains on the Sale of Real Estate

In 2011, we sold two wholly owned operating communities and one land parcel which were part of the liquidating trust for approximately $8.4 million and recognized gains of approximately $1.6 million of which $1.5 million is included in discontinued operations. Proceeds of $7.7 million were distributed to the electing lenders of the liquidating trust (refer to Note 8).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In addition, we received $2.0 million in 2011 relating to the sale of a land parcel sold in 2010. The receipt of the amount was contingent on the buyer receiving zoning approval for the property which the buyer received in 2011. A gain of approximately $2.0 million was recognized in the second quarter of 2011.

10. Income Taxes

The provision for income taxes related to continuing operations was $0.8 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets. Our effective tax rate for continuing operations was 26.5% and 14.8% for the three months ended June 30, 2011 and 2010, respectively, and 10.1% and 6.5% for the six months ended June 30, 2011 and 2010, respectively. Our tax expense related primarily to tax contingences in the United Kingdom and state income taxes. As of June 30, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

In April 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim of approximately $37.2 million. Furthermore, taxable income in the 2007 and 2008 returns were not adjusted by the IRS. Our case was officially closed in March 2011 when the IRS notified us that their review of the field agents’ assessments was complete.

11. Stock-Based Compensation

In 2011, the compensation committee of the board of directors approved the design for long-term equity incentive plan awards for 2011 to 2013 under our 2008 Omnibus Incentive Plan, as amended. The awards were in the form of performance units and restricted stock units. Our executive officers received 100% of their award in performance units, certain senior employees received 75% of their award in restricted stock units and 25% of their award in performance units and certain other employees received 100% of their award in restricted stock units.

With respect to the performance units, the awards are allocated 25% in 2011, 25% in 2012 and 50% in 2013, with the number of performance units vesting each year in specified amounts based on the achievement of specified performance thresholds and subject to the employee remaining employed by us through the third anniversary of the date of grant. The performance parameters have been established for 2011 at a fair value of $9.34 per unit and will be established for 2012 and 2013 at the beginning of each respective year. An aggregate of 377,394 performance units were granted to certain employees as part of this plan. We accrued a liability of $0.1 million for the 2012 and 2013 units in the second quarter of 2011 and recorded a total of $0.1 million in stock compensation with regards to the performance units in the second quarter of 2011.

With respect to the restricted stock units awarded pursuant to this plan, 441,616 restricted stock units were granted in the second quarter of 2011 at a grant date fair value of $9.34. One-third of the units vest yearly beginning in 2012.

In 2011, we granted 16 employees non-qualified stock options to purchase 650,000 shares of common stock at grant prices ranging from $7.31 to $9.68. One-third of the options vest yearly beginning in 2012. We also granted 293,000 shares of restricted stock to 59 employees at grant date fair values ranging from $9.68 to $11.51. The grants vest yearly over three years beginning in 2012, with the exception of one employee whose first tranche vested immediately. In 2011, 904,630 stock options have been exercised and 39,542 shares of restricted stock vested.

As part of the 2011 non-employee directors’ compensation, 71,880 restricted stock units were granted to our six non-employee directors in January 2011 at a grant date fair value of $6.26. One-quarter of the restricted stock units vested immediately upon grant with the remainder to vest quarterly during 2011.

In March 2011, in connection with our former chief financial officer’s termination of employment, 166,666 stock options held by her vested pursuant to the terms of her employment agreement. The options expire 12 months after her termination of employment. We recorded non-cash compensation expense of $0.1 million as a result of the vesting acceleration pursuant to the terms of her employment agreement.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies

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

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at June 30, 2011 and fundings in 2011 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at June 30, 2011	ASC Contingencies Topic Liability for Future Fundings at June 30, 2011	Total Liability for Future Fundings at June 30, 2011	Fundings from January 1, 2011 through June 30, 2011
Operating deficit	Uncapped	$5	$0	$5	$0

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate entities related to a condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at June 30, 2011 was $5.8 million for the two ventures. We recorded losses of $1.7 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $4.8 million for both the six months ended June 30, 2011 and 2010, respectively. We are also obligated to fund future operating shortfalls. The depressed condominium real estate market in the Washington, D.C. area has resulted in lower sales than forecasted and we have funded $7.7 million under the guarantees through June 30, 2011, of which approximately $0.8 million was funded in 2011. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $6.9 million by the time the remaining inventory of condominiums are sold.

As of June 30, 2011, the loan of $30.1 million for one of the entities is in default. We have accrued $1.9 million in default interest relating to this loan. We are in discussions with the lender regarding the default.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $6.3 million at June 30, 2011). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.7 billion at June 30, 2011. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At June 30, 2011, the remaining liability under this obligation is $33.9 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

Purnell Lawsuit

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court. On August 10, 2010, the Court stayed all proceedings pending early mediation by the parties. Early mediation was unsuccessful, and on January 18, 2011, the United States District Court for the Central District of California denied plaintiff’s motion to remand the action to state court. On July 1, 2011, Plaintiff filed her motion for class certification and limited discovery related to the class certification motion is ongoing. A hearing on Plaintiff’s motion for class certification is presently scheduled for September 2011. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

Feely Lawsuit

On July 7, 2011, Plaintiff Janet M. Feely, a former Sunrise employee, filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, County of Los Angeles, against Sunrise Senior Living, Inc., captioned Janet M. Feely, individually and on behalf of other persons similarly situated v. Sunrise Senior Living, Inc. and Does 1 through 55, Case No. BC 465006 (Los Angeles County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise improperly classified a position formerly held by her as exempt from the overtime obligations of California’s wage and hour laws. The complaint asserts claims for: (1) failure to pay overtime wages, (2) failure to provide accurate wage statements, (3) unfair competition, and (4) failure to pay all wages owed upon termination. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, restitution and disgorgement of unpaid overtime wages under the California Business and Professions Code, prejudgment interest, costs and attorney’s fees. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this lawsuit, Sunrise cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

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

(Unaudited)

13. Discontinued Operations

Discontinued operations consist primarily of two communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010. The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$50	$8,461	$465	$17,911
Expenses	(410)	(10,737)	(1,788)	(28,659)
Impairment of long-lived assets	0	(2,081)	0	(2,958)
Gain on German debt restructuring	0	51,969	0	51,969
Gain on fair value of German debt	0	2,079	0	2,079
Gain on sale	27	2,328	2,348	9,385

(Loss) income from discontinued operations	$(333)	$52,019	$1,025	$49,727

14. Net Income (Loss) per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended June 30,
	2011	2010
Income attributable to common shareholders:
Income (loss) before discontinued operations, net of noncontrolling interests	$1,611	$(5,691)
(Loss) income from discontinued operations	(333)	52,019

Net income	$1,278	$46,328

Weighted-average shares outstanding - basic	56,818	55,779
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	2,506	1,516

	59,324	57,295

Basic net income per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.03	$(0.10)
(Loss) income from discontinued operations	(0.01)	0.93

Net income per share attributable to common shareholders	$0.02	$0.83

Diluted net income per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.03	$(0.10)
(Loss) income from discontinued operations	(0.01)	0.91

Net income per share attributable to common shareholders	$0.02	$0.81

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
(Loss) income attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(17,452)	$(19,416)
Income from discontinued operations	1,025	49,727

Net (loss) income	$(16,427)	$30,311

Weighted-average shares outstanding - basic	56,467	55,709
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	0	1,472

	56,467	57,181

Basic net (loss) income per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.31)	$(0.35)
Income from discontinued operations	0.02	0.89

Net (loss) income per share attributable to common shareholders	$(0.29)	$0.54

Diluted net (loss) income per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.31)	$(0.35)
Income from discontinued operations	0.02	0.88

Net (loss) income per share attributable to common shareholders	$(0.29)	$0.53

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 5,042,639 for the six months ended June 30, 2011 have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Shares issuable upon the conversion of junior subordinated convertible notes are excluded.

15. Information about Sunrise’s Segments

Effective in 2011, we revised our operating segments as a result of a change in the manner in which the key decision makers review the operating results and the cessation of all development activity. We now have three operating segments: North American Management, Consolidated Communities and United Kingdom Management. The operations of the communities we own or manage are reviewed on a community by community basis by our key decision makers. The communities managed for third parties, communities in ventures or communities that are consolidated but held in ventures or variable interest entities, are aggregated by location into either our North American Management segment or our United Kingdom Management segment. Communities that are wholly owned or leased are included in our Consolidated Communities segment. In 2010, we had five operating segments, North American Management, North American Development (the residual activity which is now included with corporate costs), Equity Method Investments (whose community operations are now included either in North American Management or United Kingdom Management), Consolidated (Wholly-Owned/Leased) and United Kingdom.

North American Management includes the results from the management of third party and venture senior living communities, including six communities in New York owned by a venture but whose operations are included in our consolidated financial statements, a community owned by a variable interest entity and a community owned by a venture which we consolidate, in the United States and Canada.

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada, excluding allocated management fees from our North American Management segment of $2.4 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and $4.6 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively. Total assets were $674.9 million and $284.7 million as of June 30, 2011 and December 31, 2010, respectively.

United Kingdom Management includes the results from management of Sunrise senior living communities in the United Kingdom owned in ventures.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We have a community support office located in McLean, Virginia, with a smaller regional center located in the U.K. Our community support office provides centralized operational functions.

Segment results are as follows (in thousands):

	Three Months Ended June 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$20,791	$0	$3,609	$0	$24,400
Resident fees for consolidated communities	16,398	94,862	0	0	111,260
Ancillary fees	7,513	0	0	0	7,513
Professional fees from development, marketing and other	0	0	368	154	522
Reimbursed costs incurred on behalf of managed communities	176,517	0	1,748	0	178,265

Total operating revenues	221,219	94,862	5,725	154	321,960
Operating expenses:
Community expense for consolidated communities	9,784	69,464	0	0	79,248
Community lease expense	4,611	14,497	0	0	19,108
Depreciation and amortization	660	5,863	0	2,263	8,786
Ancillary expenses	6,968	0	0	0	6,968
General and administrative	0	0	2,400	25,164	27,564
Carrying costs of liquidating trust assets	0	0	0	635	635
Provision for doubtful accounts	141	302	0	(357)	86
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	177,502	0	1,792	0	179,294

Total operating expenses	199,654	94,586	4,192	28,600	327,032

Income (loss) from operations	$21,565	$276	$1,533	$(28,446)	$(5,072)

	Three Months Ended June 30, 2010
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$21,131	$0	$3,032	$0	$24,163
Buyout fees	12,717	0	0	0	12,717
Resident fees for consolidated communities	5,700	82,330	0	0	88,030
Ancillary fees	10,829	0	0	0	10,829
Professional fees from development, marketing and other	0	0	342	248	590
Reimbursed costs incurred on behalf of managed communities	209,071	0	2,697	0	211,768

Total operating revenues	259,448	82,330	6,071	248	348,097
Operating expenses:
Community expense for consolidated communities	3,774	61,716	0	0	65,490
Community lease expense	425	14,471	0	0	14,896
Depreciation and amortization	1,679	4,069	0	2,843	8,591
Ancillary expenses	10,146	0	0	0	10,146
General and administrative	0	0	2,470	25,851	28,321
Carrying costs of liquidating trust assets	0	0	0	614	614
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	301	301
Restructuring costs	0	0	0	5,209	5,209
Provision for doubtful accounts	578	389	0	0	967
Impairment of long-lived assets	0	826	0	1,833	2,659
Loss on financial guarantees and other contracts	310	0	0	0	310
Costs incurred on behalf of managed communities	208,083	0	2,692	0	210,775

Total operating expenses	224,995	81,471	5,162	36,651	348,279

Income (loss) from operations	$34,453	$859	$909	$(36,403)	$(182)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$41,541	$0	$7,073	$0	$48,614
Resident fees for consolidated communities	32,085	181,912	0	0	213,997
Ancillary fees	15,110	0	0	0	15,110
Professional fees from development, marketing and other	0	0	441	404	845
Reimbursed costs incurred on behalf of managed communities	360,437	0	3,693	0	364,130

Total operating revenues	449,173	181,912	11,207	404	642,696
Operating expenses:
Community expense for consolidated communities	19,534	134,791	0	0	154,325
Community lease expense	8,878	28,927	0	0	37,805
Depreciation and amortization	1,270	10,253	0	4,680	16,203
Ancillary expenses	13,972	0	0	0	13,972
General and administrative	0	0	4,884	55,069	59,953
Carrying costs of liquidating trust assets	0	0	0	1,042	1,042
Provision for doubtful accounts	691	433	0	400	1,524
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	361,907	0	3,771	0	365,678

Total operating expenses	406,240	178,864	8,655	62,086	655,845

Income (loss) from operations	$42,933	$3,048	$2,552	$(61,682)	$(13,149)

	Six Months Ended June 30, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$46,679	$0	$6,091	$0	$52,770
Buyout fees	13,471	0	0	0	13,471
Resident fees for consolidated communities	11,590	164,374	0	0	175,964
Ancillary fees	21,422	0	0	0	21,422
Professional fees from development, marketing and other	0	0	2,350	342	2,692
Reimbursed costs incurred on behalf of managed communities	430,504	0	5,589	0	436,093

Total operating revenues	523,666	164,374	14,030	342	702,412
Operating expenses:
Community expense for consolidated communities	7,859	123,315	0	0	131,174
Community lease expense	781	28,858	0	0	29,639
Depreciation and amortization	2,419	8,067	0	6,549	17,035
Ancillary expenses	19,946	0	0	0	19,946
General and administrative	0	0	5,123	56,492	61,615
Carrying costs of liquidating trust assets	0	0	0	1,239	1,239
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	359	359
Restructuring costs	0	0	0	9,824	9,824
Provision for doubtful accounts	1,596	482	0	0	2,078
Impairment of long-lived assets	0	826	0	2,533	3,359
Loss on financial guarantees and other contracts	310	0	0	0	310
Costs incurred on behalf of managed communities	429,552	0	5,589	0	435,141

Total operating expenses	462,463	161,548	10,712	76,996	711,719

Income (loss) from operations	$61,203	$2,826	$3,318	$(76,654)	$(9,307)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

16. Comprehensive (Loss) Income and Capital Structure

Comprehensive (loss) income for the three and six months ended June 30, 2011 and 2010, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$1,278	$46,328	$(16,427)	$30,311
Foreign currency translation adjustment	133	1,913	(1,121)	7,742
Equity interest in investee’s other comprehensive (loss) income	(238)	940	627	143
Unrealized loss on interest rate swap	(1,856)	0	(1,856)	0
Unrealized (loss) gain on investments	(6)	(168)	62	(81)

Comprehensive (loss) income	(689)	49,013	(18,715)	38,115

Comprehensive (loss) income attributable to noncontrolling interest - Unrealized loss (gain) on investments	6	168	(62)	81

Comprehensive (loss) income attributable to common shareholders	$(683)	$49,181	$(18,777)	$38,196

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Accumulated Other Comprehensive Income(Loss)	Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2010	56,453	$565	$478,605	$(361,904)	$2,885	$4,406	$124,557
Net (loss) income	0	0	0	(16,427)	0	1,001	(15,426)
Foreign currency translation, net of tax	0	0	0	0	(1,121)	0	(1,121)
Sunrise’s share of investee’s other comprehensive income	0	0	0	0	627	0	627
Unrealized gain on investments	0	0	0	0	62	0	62
Unrealized loss on interest rate swap	0	0	0	0	(1,856)	0	(1,856)
Issuance of restricted stock	293	3	(3)	0	0	0	0
Exercise of stock options	905	9	1,355	0	0	0	1,364
Forfeiture of stock	(17)	(1)	(146)	0	0	0	(147)
Stock compensation expense	0	0	3,666	0	0	0	3,666
Distributions to noncontrolling interests	0	0	0	0	0	(867)	(867)

Balance at June 30, 2011	57,634	$576	$483,477	$(378,331)	$597	$4,540	$110,859

17. Supplemental Cash Flow Information

Interest paid was $2.9 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively. No interest was capitalized in either 2011 or 2010. Income tax payments to the United Kingdom for the six months ended June 30, 2011 were $0.3 million. Domestic tax refunds or payments were not significant.

As of December 31, 2010, we had funded $7.6 million as a deposit for the purchase of an additional venture interest (refer to Note 6). In January 2011, upon closing on the purchase of the additional venture interest, the $7.6 million was released from escrow and reflected as a capital contribution to the venture.

In June 2011, we assumed $364.8 million in debt with a fair value of $350.1 million associated with the purchase of our partner’s 80% interest in a venture owning 15 communities (refer to Note 5).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

18. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At June 30, 2011, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $16.6 million and $17.1 million, respectively, of net property and equipment and debt of $22.1 million and $22.5 million, respectively, of which $1.4 million was in default as of June 30, 2011, in our June 30, 2011 and December 31, 2010 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with the Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of June 30, 2011 and December 31, 2010, we guaranteed $20.8 million and $21.1 million, respectively, of the bonds. Management fees earned by us were $0.2 million for both the three months ended June 30, 2011 and 2010 and $0.3 million for both the six months ended June 30, 2011 and 2010. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $3.0 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and $5.8 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $34,515 and $43,613 for the three months ended June 30, 2011 and 2010, respectively, and $0.1 million for both the six months ended June 30, 2011 and 2010, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $6.8 million and $6.6 million at June 30, 2011 and December 31, 2010, respectively. These amounts are eliminated in our consolidated financial statements.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture. The entity has £439.4 million of debt which is non-recourse to us. Our equity investment in the venture is zero at June 30, 2011. The line item “Due from unconsolidated communities” on our consolidated balance sheet as of June 30, 2011 contains $1.4 million due from the venture. Our maximum exposure to loss is $1.4 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

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

19. Subsequent Event

On August 2, 2011, we and our venture partner in a portfolio of six communities transferred ownership of the portfolio to a new joint venture owned 70 percent by a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL Sub”) and 30 percent by us. As part of our new venture agreement with CNL Sub, from the start of year four to the end of year six, we will have a buyout option to purchase CNL Sub’s 70 percent interest in the venture for a 16% internal rate of return to CNL Sub. In addition, the new venture modified the existing mortgage loan in the amount of $133.2 million to provide for, among other things, (i) pay down of the loan by approximately $28.7 million and (ii) an extension of the maturity date of the loan to April 2014 which may be extended by two additional years under certain conditions. In connection with the transaction, we contributed $8.1 million and CNL Sub contributed $19.0 million to the new venture.

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

•	the risk that we are unable to continue to recognize income from refinancings and sales of communities by ventures;

•	the risk of declining occupancies in existing communities or slower than expected leasing of newer communities;

•	the risk that we are unable to extend leases on our operating properties at expiration ( in some cases, the expiration is as early as 2013);

•	the risk that some of our management agreements, subject to early termination provisions based on various performance measures, could be terminated due to failure to achieve the performance measures;

•	the risk that our management agreements can be terminated in certain circumstances due to our failure to comply with the terms of the management agreements or to fulfill our obligations thereunder;

•	the risk that ownership of the communities we manage is heavily concentrated in a limited number of business partners;

•

the risk our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners;

•	the risk related to operating international communities that could adversely affect those operations and thus our profitability and operating results;

•	the risk from competition and our response to pricing and promotional activities of our competitors;

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

At June 30, 2011, we operated 316 communities, including 274 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 31,000.

The following table summarizes our portfolio of operating communities:

	As of June 30,		Percent Change
	2011	2010	2011 vs.
			2010
Total communities
Owned	23	17	35.3%
Leased	26	26	0.0%
Variable Interest Entity	1	1	0.0%
Consolidated New York communities leased from a venture	6	—	n/a
Consolidated venture	1	1	0.0%
Unconsolidated ventures	115	196	-41.3%
Managed	144	115	25.2%

Total	316	356	-11.2%

Unit capacity	30,962	35,385	-12.5%

Effective in 2011, we revised our operating segments as a result of a change in the manner in which the key decision makers review the operating results and the cessation of all development activity. We now have three operating segments: North American Management, Consolidated Communities and United Kingdom Management. The operations of the communities we own or manage are reviewed on a community by community basis by our key decision makers. The communities managed for third parties, communities in ventures or communities that are consolidated but held in ventures or variable interest entities, are aggregated by location into either our North American Management segment or our United Kingdom Management segment. Communities that are wholly owned or leased are included in our Consolidated Communities segment. In 2010, we had five operating segments, North American Management, North American Development (the residual activity which is now included with corporate costs), Equity Method Investments (whose community operations are now included either in North American Management or United Kingdom Management), Consolidated (Wholly-Owned/Leased) and United Kingdom.

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

United Kingdom Management includes the results from management of Sunrise senior living communities in the United Kingdom owned in ventures.

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

CNL Lifestyle Properties Transaction

In January 2011, we contributed our 10 percent ownership interest in an existing venture in exchange for a 40 percent ownership interest in a new venture organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining 60% interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for the first six months of 2011 was approximately $5.3 million of which $4.0 million was reflected as an expense in Sunrise’s share of loss and return on investment in unconsolidated communities and $1.3 million was reflected as general and administrative expense. Six communities in the state of New York, whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

Asset Sales

In the first six months of 2011, we sold two wholly owned operating communities and one land parcel which were part of the liquidating trust for approximately $8.4 million. We recognized a gain of approximately $1.6 million, $1.5 million of which is included in discontinued operations. Proceeds of $7.7 million were distributed to the electing lenders of the liquidating trust (refer to Note 8).

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due in 2041 in a private offering. See “Liquidity and Capital Resources” below. We used the net proceeds to purchase an additional 80% interest in a venture as described under “AL US Acquisition” below, to pay down the debt in the venture and for general corporate purposes.

AL US Acquisition

On June 2, 2011, we closed on a purchase and sale agreement (the “purchase agreement”) with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”). The MS Parties collectively owned 80% of the membership interest (the “MS Interest”) in AL US and we owned the remaining 20% membership interest. Pursuant to the purchase agreement, we purchased the MS Interest for an aggregate purchase price of $45 million. AL US indirectly owns 15 assisted and independent living facilities which we managed before the transaction. As a result of the transaction, the assets, liabilities and operating results of AL US are now consolidated.

In connection with the AL US transaction on June 2, 2011, we assumed $364.8 million of debt with an approximate fair value of $350.1 million (refer to Note 8). Immediately following the closing of the transaction, we entered into an amendment to the loan and paid down the principal balance by $25.0 million. The face amount balance of the loan as of June 30, 2011 was $339.8 million and is reflected on our balance sheet at $325.4 million.

Key Bank Credit Facility

On June 16, 2011, we entered into a credit agreement for a $50.0 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and lender, and other lenders which may become parties thereto from time to time. The Credit Facility includes a $20 million sublimit to support standby letters of credit and is expandable to $65.0 million if (i) additional lenders commit to participate in the Credit Facility and (ii) there are no defaults. We will use the Credit Facility for working capital and general corporate purposes.

Subsequent Event – CNL Lifestyle Properties Transaction-II

On August 2, 2011, we and our venture partner in a portfolio of six communities transferred ownership of the portfolio to a new joint venture owned 70 percent by a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL Sub”) and 30 percent by us. As part of our new venture agreement with CNL Sub, from the start of year four to the end of year six, we will have a buyout option to purchase CNL Sub’s 70 percent interest in the venture for a 16% internal rate of return to CNL Sub. In addition, the new venture modified the existing mortgage loan in the amount of $133.2 million to provide for, among other things, (i) pay down of the loan by approximately $28.7 million and (ii) an extension of the maturity date of the loan to April 2014 which may be extended by two additional years under certain conditions. In connection with the transaction, we contributed $8.1 million and CNL Sub contributed $19.0 million to the new venture.

Results of Operations

Our results of operations for each of the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended			Percent
	June 30,		Variance	Change
			2011 vs.	2011 vs.	Favorable/
(In thousands)	2011	2010	2010	2010	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$24,400	$24,163	$237	1.0%	F
Buyout fees	0	12,717	(12,717)	100.0%	U
Resident fees for consolidated communities	111,260	88,030	23,230	26.4%	F
Ancillary fees	7,513	10,829	(3,316)	30.6%	U
Professional fees from development, marketing and other	522	590	(68)	11.5%	U
Reimbursed costs incurred on behalf of managed communities	178,265	211,768	(33,503)	15.8%	U

Total operating revenue	321,960	348,097	(26,137)	7.5%	U

Operating expenses:
Community expense for consolidated communities	79,248	65,490	13,758	21.0%	U
Community lease expense	19,108	14,896	4,212	28.3%	U
Depreciation and amortization	8,786	8,591	195	2.3%	U
Ancillary expenses	6,968	10,146	(3,178)	31.3%	F
General and administrative	27,564	28,321	(757)	2.7%	F
Carrying costs of liquidating trust assets	635	614	21	3.4%	U
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	301	(301)	N/A	F
Restructuring costs	0	5,209	(5,209)	N/A	F
Provision for doubtful accounts	86	967	(881)	91.1%	F
Impairment of long-lived assets	5,355	2,659	2,696	101.4%	U
(Gain) loss on financial guarantees and other contracts	(12)	310	(322)	NM	F
Costs incurred on behalf of managed communities	179,294	210,775	(31,481)	14.9%	F

Total operating expenses	327,032	348,279	(21,247)	6.1%	F

Loss from operations	(5,072)	(182)	(4,890)	2686.8%	U
Other non-operating income (expense):
Interest income	323	243	80	32.9%	F
Interest expense	(4,493)	(2,102)	(2,391)	113.7%	U
Gain on investments	0	94	(94)	N/A	U
Gain on fair value of pre-existing equity interest from a business combination	11,250	0	11,250	N/A	F
Gain on fair value of liquidating trust note	88	1,113	(1,025)	N/A	U
Other expense	(961)	(2,408)	1,447	60.1%	F

Total other non-operating income (expense)	6,207	(3,060)	9,267	NM	F
Gain on the sale and development of real estate and equity interests	2,598	1,745	853	48.9%	F
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	931	(828)	1,759	NM	F
Loss from investments accounted for under the profit sharing method	(1,740)	(2,259)	519	23.0%	F

Income (loss) before provision for income taxes and discontinued operations	2,924	(4,584)	7,508	NM	F
Provision for income taxes	(773)	(678)	(95)	14.0%	U

Income (loss) before discontinued operations	2,151	(5,262)	7,413	NM	F
Discontinued operations, net of tax	(333)	52,019	(52,352)	NM	U

Net income attributable to common shareholders	1,818	46,757	(44,939)	96.1%	U
Less: Net income attributable to noncontrolling interests	(540)	(429)	(111)	25.9%	U

Net income attributable to common shareholders	$1,278	$46,328	$(45,050)	97.2%	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

	For the Six Months Ended			Percent
	June 30,		Variance	Change
			2011 vs.	2011 vs.	Favorable/
(In thousands)	2011	2010	2010	2010	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$48,614	$52,770	$(4,156)	7.9%	U
Buyout fees	0	13,471	(13,471)	N/A	U
Resident fees for consolidated communities	213,997	175,964	38,033	21.6%	F
Ancillary fees	15,110	21,422	(6,312)	29.5%	U
Professional fees from development, marketing and other	845	2,692	(1,847)	68.6%	U
Reimbursed costs incurred on behalf of managed communities	364,130	436,093	(71,963)	16.5%	U

Total operating revenue	642,696	702,412	(59,716)	8.5%	U

Operating expenses:
Community expense for consolidated communities	154,325	131,174	23,151	17.6%	U
Community lease expense	37,805	29,639	8,166	27.6%	U
Depreciation and amortization	16,203	17,035	(832)	4.9%	F
Ancillary expenses	13,972	19,946	(5,974)	30.0%	F
General and administrative	59,953	61,615	(1,662)	2.7%	F
Carrying costs of liquidating trust assets	1,042	1,239	(197)	15.9%	F
Accounting Restatement, Special Independent
Committee inquiry, SEC investigation and stockholder litigation	0	359	(359)	N/A	F
Restructuring costs	0	9,824	(9,824)	N/A	F
Provision for doubtful accounts	1,524	2,078	(554)	26.7%	F
Impairment of long-lived assets	5,355	3,359	1,996	N/A	U
(Gain) loss on financial guarantees and other contracts	(12)	310	(322)	NM	F
Costs incurred on behalf of managed communities	365,678	435,141	(69,463)	16.0%	F

Total operating expenses	655,845	711,719	(55,874)	7.9%	F

Loss from operations	(13,149)	(9,307)	(3,842)	41.3%	U
Other non-operating income (expense):
Interest income	1,163	610	553	90.7%	F
Interest expense	(5,840)	(4,238)	(1,602)	37.8%	U
Gain on investments	0	647	(647)	N/A	U
Gain on fair value of pre-existing equity interest from a business combination	11,250	0	11,250	N/A	F
Gain on fair value of liquidating trust note	88	1,113	(1,025)	N/A	U
Other expense	(28)	(1,235)	1,207	97.7%	F

Total other non-operating income (expense)	6,633	(3,103)	9,736	NM	F
Gain on the sale and development of real estate and equity interests	3,090	2,210	880	39.8%	F
Sunrise’s share of loss and return on investment in unconsolidated communities	(6,758)	(2,341)	(4,417)	NM	F
Loss from investments accounted for under the profit sharing method	(4,764)	(4,777)	13	0.3%	F

Loss before provision for income taxes and discontinued operations	(14,948)	(17,318)	2,370	13.7%	F
Provision for income taxes	(1,503)	(1,118)	(385)	34.4%	U

Loss before discontinued operations	(16,451)	(18,436)	1,985	10.8%	F
Discontinued operations, net of tax	1,025	49,727	(48,702)	97.9%	U

Net (loss) income	(15,426)	31,291	(46,717)	149.3%	U
Less: Net income attributable to noncontrolling interests	(1,001)	(980)	(21)	2.1%	U

Net (loss) income attributable to common shareholders	$(16,427)	$30,311	$(46,738)	154.2%	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	Three Months Ended June 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$20,791	$0	$3,609	$0	$24,400
Resident fees for consolidated communities	16,398	94,862	0	0	111,260
Ancillary fees	7,513	0	0	0	7,513
Professional fees from development, marketing and other	0	0	368	154	522
Reimbursed costs incurred on behalf of managed communities	176,517	0	1,748	0	178,265

Total operating revenues	221,219	94,862	5,725	154	321,960
Operating expenses:
Community expense for consolidated communities	9,784	69,464	0	0	79,248
Community lease expense	4,611	14,497	0	0	19,108
Depreciation and amortization	660	5,863	0	2,263	8,786
Ancillary expenses	6,968	0	0	0	6,968
General and administrative	0	0	2,400	25,164	27,564
Carrying costs of liquidating trust assets	0	0	0	635	635
Provision for doubtful accounts	141	302	0	(357)	86
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	177,502	0	1,792	0	179,294

Total operating expenses	199,654	94,586	4,192	28,600	327,032

Income (loss) from operations	$21,565	$276	$1,533	$(28,446)	$(5,072)

	Three Months Ended June 30, 2010
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$21,131	$0	$3,032	$0	$24,163
Buyout fees	12,717	0	0	0	12,717
Resident fees for consolidated communities	5,700	82,330	0	0	88,030
Ancillary fees	10,829	0	0	0	10,829
Professional fees from development, marketing and other	0	0	342	248	590
Reimbursed costs incurred on behalf of managed communities	209,071	0	2,697	0	211,768

Total operating revenues	259,448	82,330	6,071	248	348,097
Operating expenses:
Community expense for consolidated communities	3,774	61,716	0	0	65,490
Community lease expense	425	14,471	0	0	14,896
Depreciation and amortization	1,679	4,069	0	2,843	8,591
Ancillary expenses	10,146	0	0	0	10,146
General and administrative	0	0	2,470	25,851	28,321
Carrying costs of liquidating trust assets	0	0	0	614	614
Accounting Restatement, Special Independent Committee inquiry,
SEC investigation and stockholder litigation	0	0	0	301	301
Restructuring costs	0	0	0	5,209	5,209
Provision for doubtful accounts	578	389	0	0	967
Impairment of long-lived assets	0	826	0	1,833	2,659
Loss on financial guarantees and other contracts	310	0	0	0	310
Costs incurred on behalf of managed communities	208,083	0	2,692	0	210,775

Total operating expenses	224,995	81,471	5,162	36,651	348,279

Income (loss) from operations	$34,453	$859	$909	$(36,403)	$(182)

	Six Months Ended June 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$41,541	$0	$7,073	$0	$48,614
Resident fees for consolidated communities	32,085	181,912	0	0	213,997
Ancillary fees	15,110	0	0	0	15,110
Professional fees from development, marketing and other	0	0	441	404	845
Reimbursed costs incurred on behalf of managed communities	360,437	0	3,693	0	364,130

Total operating revenues	449,173	181,912	11,207	404	642,696
Operating expenses:
Community expense for consolidated communities	19,534	134,791	0	0	154,325
Community lease expense	8,878	28,927	0	0	37,805
Depreciation and amortization	1,270	10,253	0	4,680	16,203
Ancillary expenses	13,972	0	0	0	13,972
General and administrative	0	0	4,884	55,069	59,953
Carrying costs of liquidating trust assets	0	0	0	1,042	1,042
Provision for doubtful accounts	691	433	0	400	1,524
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	361,907	0	3,771	0	365,678

Total operating expenses	406,240	178,864	8,655	62,086	655,845

Income (loss) from operations	$42,933	$3,048	$2,552	$(61,682)	$(13,149)

	Six Months Ended June 30, 2010
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$46,679	$0	$6,091	$0	$52,770
Buyout fees	13,471	0	0	0	13,471
Resident fees for consolidated communities	11,590	164,374	0	0	175,964
Ancillary fees	21,422	0	0	0	21,422
Professional fees from development, marketing and other	0	0	2,350	342	2,692
Reimbursed costs incurred on behalf of managed communities	430,504	0	5,589	0	436,093

Total operating revenues	523,666	164,374	14,030	342	702,412
Operating expenses:
Community expense for consolidated communities	7,859	123,315	0	0	131,174
Community lease expense	781	28,858	0	0	29,639
Depreciation and amortization	2,419	8,067	0	6,549	17,035
Ancillary expenses	19,946	0	0	0	19,946
General and administrative	0	0	5,123	56,492	61,615
Carrying costs of liquidating trust assets	0	0	0	1,239	1,239
Accounting Restatement, Special Independent Committee inquiry,
SEC investigation and stockholder litigation	0	0	0	359	359
Restructuring costs	0	0	0	9,824	9,824
Provision for doubtful accounts	1,596	482	0	0	2,078
Impairment of long-lived assets	0	826	0	2,533	3,359
Loss on financial guarantees and other contracts	310	0	0	0	310
Costs incurred on behalf of managed communities	429,552	0	5,589	0	435,141

Total operating expenses	462,463	161,548	10,712	76,996	711,719

Income (loss) from operations	$61,203	$2,826	$3,318	$(76,654)	$(9,307)

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Operating Revenue

Management fees

Management fees were $24.4 million in the second quarter of 2011 compared to $24.2 million in the second quarter of 2010, an increase of $0.2 million or 0.8%.

North American Management variance

•	$2.0 million increase as a result of a non-recurring 2010 agreement to settle certain management agreement disputes with one of our venture partners;

•	$1.4 million increase from stabilized communities;

•	$0.5 million increase in incentive management fees;

•	$0.4 million increase as a result of 2010 management fee reductions based upon the operating performance of one of our portfolios;

•	$0.3 million increase from communities in the lease-up phase;

•	$3.5 million decrease as a result of terminated management contracts;

•

$1.0 million decrease as a result of six communities leased from a venture whose operations are now consolidated effective January 2011and new management agreements for the other 23 communities owned by that venture;

•	$0.5 million decrease as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

United Kingdom Management variance

•	$0.6 million increase related to communities in the U.K. due to continued lease-up.

Buyout fees

Buyout fees were $12.7 million in the second quarter of 2010 as a result of the buyout of four management contracts.

Resident fees for consolidated communities

Resident fees for consolidated communities were $111.3 million in the second quarter of 2011 compared to $88.0 million in the second quarter of 2010, an increase of $23.3 million or 26.5%.

Consolidated Communities variance

•	$6.7 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$5.2 million increase from increases in average daily rates;

•	$0.7 million increase from three Canadian communities in the lease-up phase;

North American Management variance

•	$10.2 million increase as a result of six communities in a venture whose operations are now consolidated effective January 2011;

•	$0.5 million increase from two domestic controlling interest properties.

Ancillary fees

Ancillary fees were comprised of the following, all of which are included in our North American Management segment:

	Three Months Ended June 30,
(In millions)	2011	2010
New York Health Care Services	$7.5	$10.2
Fountains Health Care Services	0	0.6

	$7.5	$10.8

The decrease in ancillary revenue of $3.3 million in the second quarter of 2011 compared to the second quarter of 2010 resulted from a decrease of $3.1 million from the leasing of the six communities from our CNL venture in January 2011 whose operations are now consolidated and a $0.6 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $0.4 million from our New York health care properties.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.5 million in the second quarter of 2011 compared to $0.6 million in the second quarter of 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $178.3 million in the second quarter of 2011 compared to $211.8 million in the second quarter of 2010.

North American Management variance

•	$32.4 million decrease due to 46 fewer communities being managed in 2011; and

United Kingdom Management variance

•	$1.1 million decrease due to the types of costs being reimbursed.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $79.2 million in the second quarter of 2011 compared to $65.5 million in the second quarter of 2010, an increase of $13.7 million or 20.9%.

Consolidated Communities variance

•	$4.2 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$3.0 million increase from overall higher expenses in existing communities;

•	$0.4 million increase from the addition of three Canadian communities;

North American Management variance

•	$5.9 million increase as a result of six communities leased from a venture whose operations are now consolidated effective January 2011;

•	$0.2 million increase from two domestic controlling interest properties.

Community lease expense

Community lease expense increased $4.2 million from $14.9 million in the second quarter of 2010 to $19.1 million in the second quarter of 2011. This increase in lease expense relates primarily to the six communities leased from a venture whose operations are now consolidated effective January 2011 (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $8.8 million in the second quarter of 2011 and $8.6 million in the second quarter of 2010, an increase of $0.2 million or 2.3%.

Consolidated Communities variance

•	$1.8 million increase associated with the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

North American Management variance

•	$1.0 million decrease was primarily related to the accelerated amortization of management contracts due to terminations in 2010;

Corporate variance

•	$0.6 million decrease was primarily related to certain computer hardware and software being fully depreciated in 2010.

Ancillary expenses

Ancillary expenses were comprised of the following, all of which are included in our North American Management segment:

	Three Months Ended June 30,
(In millions)	2011	2010
New York Health Care Services	$7.0	$9.4
Fountains Health Care Services	0	0.7

	$7.0	$10.1

The decrease in ancillary expense of $3.1 million in the second quarter of 2011 compared to the second quarter of 2010 resulted from a decrease of $3.0 million from six communities leased from a venture whose operations are now consolidated effective January 2011and a $0.7 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $0.6 million from our New York health care properties.

General and administrative

General and administrative expense was $27.6 million in the second quarter of 2011 compared to $28.3 million in the second quarter of 2010, a decrease of $0.7 million or 2.5%. This decrease was primarily comprised of:

Corporate variance

•	$2.2 million decrease in legal and professional fees relating to our litigation with affiliates of HCP, Inc. which was settled in August 2010;

•	$0.4 million decrease in salaries and bonuses;

•

$1.8 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of office lease expense, travel, training and other general office expenses;

•	$0.7 million increase in severance expense;

•	$2.0 million increase in legal and professional fees primarily related to our CNL and AL US transactions;

•	$1.4 million increase in stock and deferred compensation expense;

United Kingdom variance

•	$0.5 million decrease in salaries, bonuses and severance.

Carrying costs of liquidating trust assets

Carrying costs of liquidating trust assets were $0.6 million in both the second quarter of 2011 and 2010.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were $0.3 million in the second quarter of 2010. The SEC investigation was settled in July 2010.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $5.2 million in the second quarter of 2010. Our restructuring program was completed in 2010.

Provision for doubtful accounts

The provision for doubtful accounts was $0.1 million in the second quarter of 2011 compared to $1.0 million in the second quarter of 2010. The decrease of $0.9 million or 90.0% was primarily due to the recovery of previously written off venture receivables in 2011.

Impairment of long-lived assets

Impairment of long-lived assets for the second quarter of 2011 of $5.4 million related to one operating community in Canada and two land parcels. Impairment of long-lived assets was $2.7 million in the second quarter of 2010 relating to one operating community and one ceased development project.

Gain (loss) on financial guarantees and other contracts

We recorded a gain on our financial guarantees of $12 thousand in the second quarter of 2011 and a loss of $(0.3) million in the second quarter of 2010. In 2010, the loss related to a construction cost overrun guarantee on a condominium project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $179.3 million in the second quarter of 2011 compared to $210.8 million in the second quarter of 2010.

North American Management variance

•	$30.4 million decrease due to 46 fewer communities being managed in 2011; and

United Kingdom Management variance

•	$1.1 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating Income (Expense)

Total other non-operating income (expense) was $6.2 million and $(3.1) million for the second quarter of 2011 and 2010, respectively. The increase in other non-operating income was primarily due to:

•	$0.1 million increase in interest income;

•	$2.4 million increase in interest expense primarily due to the issuance of junior subordinated convertible debt in April 2011;

•	$0.1 million decrease of gain on our investments in auction rate securities that were sold in 2010;

•	$11.3 million increase of gain on the fair value of our pre-existing equity interest from a business combination related to the AL US transaction;

•	$1.1 million decrease in fair value of the liquidating trust notes;

•	$1.0 million decrease in net foreign exchange losses detailed in the following table (in millions):

	Three Months Ended June 30,
	2011	2010
Canadian Dollar	$(0.2)	$(1.5)
Euro	(0.2)	0
British Pound	0	0.1

Total	$(0.4)	$(1.4)

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $2.6 million and $1.7 million for the second quarter of 2011 and 2010, respectively. In 2011, a $2.0 million gain was recognized when we received a payment after the buyer received zoning approval for the land parcel upon which the payment was dependent. The remaining gains in 2011 and 2010 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

	Three Months Ended June 30,
(in millions)	2011	2010
Sunrise’s share of losses in unconsolidated communities	$(2.5)	$(1.7)
Return on investment in unconsolidated communities	3.4	2.7
Impairment of investment	0.0	(1.8)

	$0.9	$(0.8)

The increase in our share of loss in unconsolidated communities of $0.8 million was primarily due to our share of losses of $2.0 million from the CNL venture which incurred recapitalization and transaction costs in January 2011 when we increased our ownership percentage from 10% to 40% and the venture obtained new debt (refer to Note 6). This transaction was offset by smaller operating losses from our unconsolidated ventures.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $1.7 million lower in 2011 than 2010 primarily as a result of our 2010 sale of our venture interests in nine limited liability companies in the U.S. and two limited partnerships in Canada to Ventas. Also, we recognized $2.7 million and $0.3 million in the second quarter of 2011 and 2010, respectively, of gain when certain contractual obligations expired.

In June 2010, we received notification from one of our capital partners that our interest in two ventures, in which we had a 20% interest, had been reduced to zero and extinguished, thus resulting in the write off of the remaining equity investment of $1.8 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $1.7 million and $2.3 million for the second quarter of 2011 and 2010, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $0.8 million and $0.7 million for the second quarter of 2011 and 2010, respectively. Our effective tax rate from continuing operations was 26.5% and 14.9% for the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

(Loss) income from discontinued operations was $(0.3) million and $52.0 million for the three months ended June 30, 2011 and 2010, respectively. Discontinued operations consist primarily of two communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Operating Revenue

Management fees

Management fees were $48.6 million in the first six months of 2011 compared to $52.8 million in the first six months of 2010, a decrease of $4.2 million or 7.9%.

North American Management variance

•	$8.5 million decrease as a result of terminated management contracts;

•

$1.8 million decrease as a result of six communities leased from a venture whose operations are now consolidated effective January 2011and new management agreements for the other 23 communities owned by that venture;

•	$0.4 million decrease as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$2.8 million increase as a result of a non-recurring 2010 agreement to settle certain management agreement disputes with one of our venture partners;

•	$1.1 million increase from stabilized communities;

•	$0.9 million increase in incentive management fees;

•	$0.5 million increase from communities in the lease-up phase;

•	$0.4 million increase as a result of 2010 management fee reductions based upon the operating performance of one of our portfolios;

United Kingdom Management variance

•	$1.0 million increase related to communities in the U.K. due to continued lease-up.

Buyout fees

Buyout fees were $13.5 million in the second quarter of 2010 as a result of the buyout of four management contracts.

Resident fees for consolidated communities

Resident fees for consolidated communities were $214.0 million in the first six months of 2011 compared to $176.0 million in the first six months of 2010, an increase of $38.0 million or 21.6%.

North American Management variance

•	$19.9 million increase as a result of six communities in a venture whose operations are now consolidated effective January 2011;

•	$0.6 million increase from two domestic controlling interest properties;

Consolidated Communities variance

•	$9.3 million increase from increases in average daily rates;

•	$6.7 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$1.5 million increase from three Canadian communities in the lease-up phase.

Ancillary fees

Ancillary fees were comprised of the following, all of which are included in our North American Management segment:

	Six Months Ended June 30,
(In millions)	2011	2010
New York Health Care Services	$15.1	$19.9
Fountains Health Care Services	0	1.5

	$15.1	$21.4

The decrease in ancillary revenue of $6.3 million in the first six months of 2011 compared to the first six months of 2010 resulted from a decrease of $5.8 million from the leasing of the six communities from our CNL venture in January 2011 whose operations are now consolidated and a $1.5 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $1.0 million from our New York health care properties.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.8 million in the first six months of 2011 compared to $2.7 million in the first six months of 2010. The decrease relates primarily to the completion of all development activities in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $364.1 million in the first six months of 2011 compared to $436.1 million in the first six months of 2010.

North American Management variance

•	$70.0 million decrease due to 46 fewer communities being managed in 2011; and

United Kingdom Management variance

•	$2.0 million decrease due to the types of costs being reimbursed.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $154.3 million in the first six months of 2011 compared to $131.2 million in the first six months of 2010, an increase of $23.1 million or 17.6%.

Consolidated Communities variance

•	$4.3 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$5.5 million increase in costs in existing communities;

•	$0.6 million increase from one domestic community for prior year excess profit transfers to a capital reserve trust to benefit all unit owners in the community;

•	$1.0 million increase from three Canadian communities in the lease-up phase;

North American Management variance

•	$11.5 million increase as a result of six communities leased from a venture whose operations are now consolidated effective January 2011;

•	$0.3 million increase from two domestic controlling interest communities.

Community lease expense

Community lease expense increased $8.2 million from $29.6 million in the first six months of 2010 to $37.8 million in the first six months of 2011. This increase in lease expense relates primarily to the six communities leased from a venture whose operations are now consolidated effective January 2011 (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $16.2 million in the first six months of 2011 and $17.0 million in the first six months of 2010, a decrease of $0.8 million or 4.7%.

Corporate variance

•	$1.9 million decrease was primarily related to certain computer hardware and software being fully depreciated in 2010;

North American Management variance

•	$1.1 million decrease was primarily related to the accelerated amortization of management contracts due to terminations in 2010;

Consolidated Communities variance

•	$2.2 million increase was primarily related to the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities.

Ancillary expenses

Ancillary expenses were comprised of the following, all of which are included in our North American Management segment:

	Six Months Ended June 30,
(In millions)	2011	2010
New York Health Care Services	$14.0	$18.6
Fountains Health Care Services	0	1.3

	$14.0	$19.9

The decrease in ancillary expense of $5.9 million in the first six months of 2011 compared to the first six months of 2010 resulted from a decrease of $5.6 million from six communities leased from a venture whose operations are now consolidated effective January 2011 and a $1.3 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $0.9 million from our New York health care properties.

General and administrative

General and administrative expense was $60.0 million in the first six months of 2011 compared to $61.6 million in the first six months of 2010, a decrease of $1.6 million or 2.6%. This decrease was primarily comprised of:

Corporate variance

•	$8.1 million decrease in legal and professional fees relating to our litigation with affiliates of HCP, Inc. which was settled in August 2010;

•	$1.6 million decrease in salaries and bonuses;

•

$2.7 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of office lease expense, travel, training and other general office expenses;

•	$3.9 million increase in severance expense;

•	$2.0 million increase in retention bonus;

•	$3.0 million increase in legal and professional fees primarily related to our CNL and AL US transactions;

•	$1.8 million increase in stock and deferred compensation expense;

United Kingdom variance

•	$0.5 million decrease in salaries, bonuses and severance expense.

Carrying costs of liquidating trust assets

Carrying costs of liquidating trust assets were $1.0 million in the first six months of 2011 and $1.2 million in the first six months of 2010. The decrease of $0.2 million was the result of land parcels being sold.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were $0.4 million in the second quarter of 2010. The SEC investigation was settled in July 2010.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $9.8 million in the first six months of 2010. Our restructuring program was completed in 2010.

Provision for doubtful accounts

The provision for doubtful accounts was $1.5 million in the first six months of 2011 compared to $2.1 million in the first six months of 2010. The decrease of $0.6 million or 28.6% was primarily due to the recovery of previously written off venture receivables in 2011.

Impairment of long-lived assets

Impairment of long-lived assets for the first six months of 2011 of $5.4 million related to one operating community in Canada and two land parcels. Impairment of long-lived assets was $3.4 million in the first six months of 2010 relating to two land parcels, one operating community and two ceased development projects.

Gain (loss) on financial guarantees and other contracts

We recorded a gain on our financial guarantees of $12 thousand in the first six months of 2011 and a loss of $(0.3) million in the first six months of 2010. In 2010, the loss related to a construction cost overrun guarantee on a condominium project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $365.7 million in the first six months of 2011 compared to $435.1 million in the first six months of 2010.

North American Management variance

•	$67.4 million decrease due to 46 fewer communities being managed in 2011; and

United Kingdom Management variance

•	$2.0 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating Income (Expense)

Total other non-operating income (expense) was $6.6 million and $(3.1) million for the first six months of 2011 and 2010, respectively. The increase in other non-operating income was primarily due to:

•	$0.6 million increase in interest income consisting primarily of $0.2 million related to a deposit and $0.2 million related to a tax refund;

•	$1.6 million increase in interest expense due to the issuance of junior subordinated convertible notes in April 2011;

•	$0.6 million decrease of gain on our investments in auction rate securities that were sold in 2010;

•	$11.3 million increase of gain on fair value of pre-existing equity interest from a business combination related to the AL US transaction;

•	$1.1 million decrease in the fair value of the liquidating trust notes;

•	$0.6 million increase in net foreign exchange gains detailed in the following table (in millions):

	Six Months Ended June 30,
	2011	2010
Canadian Dollar	$1.2	$0.1
Euro	(0.5)	0.0
British Pound	(0.1)	(0.1)

Total	$0.6	$0.0

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $3.1 million and $2.2 million for the first six months of 2011 and 2010, respectively. In 2011, a $2.0 million gain was recognized when we received a payment after the buyer received zoning approval for the land parcel upon which the payment was dependent. The remaining gains in 2011 and 2010 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Loss and Return on Investment in Unconsolidated Communities

	Six Months Ended June 30,
(in millions)	2011	2010
Sunrise’s share of (losses) earnings in unconsolidated communities	$(9.3)	$0.7
Return on investment in unconsolidated communities	4.5	5.0
Impairment of investment	(2.0)	(8.0)

	$(6.8)	$(2.3)

The increase in our share of losses in unconsolidated communities of $10.0 million was primarily due to our share of losses of $8.2 million from the CNL venture which incurred recapitalization and transaction costs in January 2011 when we increased our ownership percentage from 10% to 40% and the venture obtained new debt (refer to Note 6). In 2010, our U.K. venture sold two communities resulting in a gain of $4.6 million. These transactions were offset by smaller operating losses from our unconsolidated ventures.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $2.9 million lower in 2011 than 2010 primarily as a result of our 2010 sale of our venture interests in nine limited liability companies in the U.S. and two limited partnerships in Canada to Ventas. Also, during the first six months of 2011 and 2010, we recognized $2.7 million and $0.3 million, respectively, of gain when certain contractual obligations expired.

In the first quarter of 2011, based on economic challenges and defaults under the venture’s construction loan agreements, we considered our equity investment in one of our ventures to be impaired and wrote down the equity investment by $2.0 million. In June 2010, we received notification from one of our capital partners that our interest in two ventures, in which we had a 20% interest, had been reduced to zero and extinguished, thus resulting in the write off of the remaining equity investment of $1.8 million.

We have one cost method investment in which we have an approximate 9% interest. In 2010, we considered our equity in this investment to be impaired and wrote off $5.5 million. In addition in 2010, we impaired another investment in which we hold a 20% interest and wrote off $0.7 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $4.8 million for both the first six months of 2011 and 2010. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $1.5 million and $1.1 million for the first six months of 2011 and 2010, respectively. Our effective tax rate from continuing operations was 10.1% and 6.5% for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Income from discontinued operations was $1.0 million and $49.7 million for the six months ended June 30, 2011 and 2010, respectively. Discontinued operations consist primarily of two communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010.

Liquidity and Capital Resources

Overview

We had $65.1 million and $66.7 million of unrestricted cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively. We entered into a new $50 million senior revolving line of credit with KeyBank which closed during the second quarter of 2011. As of June 30, 2011, there were no outstanding draws against this credit facility and $0.5 million of letters of credit were issued and outstanding. We have $13.4 million in outstanding letters of credit on our terminated Bank of America Bank Credit Facility. They are fully cash collateralized. We are in the process of transferring these letters of credit to our new credit facility with KeyBank, at which point the current cash collateral will be available for general corporate purposes.

Debt

At June 30, 2011 and December 31, 2010, we had $565.5 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 4.10% and 2.78%, respectively, as follows (in thousands):

	June 30,	December 31,
	2011	2010
AL US debt, at fair value (1)	$325,376	$0
Community mortgages	96,868	96,942
Liquidating trust notes, at fair value	29,846	38,264
Convertible subordinated notes	86,250	0
Other	4,975	5,284
Variable interest entity	22,145	22,510

	$565,460	$163,000

(1)	The principal amount of the debt at June 30, 2011 was $339.8 million.

Of the outstanding debt at June 30, 2011, we had $87.6 million of fixed-rate debt with an interest rate of 5.0% and $477.9 million of variable rate debt with a weighted average interest rate of 3.9%.

Of our total debt of $565.5 million, $49.3 million was in default as of June 30, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The principal balance of $47.9 million was due on April 30, 2011. We are in discussions with the lender and are working toward implementing a revised business plan at the communities and obtaining a loan extension. If we are unable to extend the mortgage, it may have an adverse impact on our financial condition, cash flows and results of operations.

Principal maturities of debt at June 30, 2011 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Note	Convertible Subordinated Notes	Other	Total
Default	$47,936	$1,365	$0	$0	$0	$49,301
3rd Qtr. 2011	0	375	0	0	541	916
4th Qtr. 2011	0	0	0	0	1,082	1,082
2012	27,911	775	29,846	0	2,335	60,867
Thereafter	346,397	19,630	0	86,250	1,017	453,294

	$422,244	$22,145	$29,846	$86,250	$4,975	$565,460

AL US Debt

In connection with the AL US transaction (refer to Note 5), on June 2, 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% and the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of June 30, 2011 was $325.4 million and the face amount was $339.8 million.

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due 2041 in a private offering. We received an aggregate $83.7 million of net proceeds. The notes are junior subordinated obligations and bear a cash interest rate of 5.0% per annum, subject to our right to defer interest payments on the notes for up to 10 consecutive semi-annual interest periods. The notes will be convertible into shares of our common stock at an initial conversion rate of 92.2084 shares of common stock per $1,000 principal amount of the notes (which represents the issuance of approximately 8.0 million shares at an equivalent to an initial conversion price of approximately $10.845 per share), subject to adjustment upon the occurrence of specified events. We do not have the right to redeem the notes prior to maturity and no sinking fund is provided. We may terminate the holders’ conversion rights at any time on or after April 6, 2016 if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during any consecutive 30 day trading period, including the last day of such period. The notes will mature on April 1, 2041, unless purchased or converted in accordance with their terms prior to such date.

Germany Restructure Notes

We previously owned nine communities in Germany. In 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2% of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold seven North American properties in the liquidating trust for gross proceeds of approximately $22.3 million with an aggregate appraised value of $27.9 million through June 30, 2011. As of June 30, 2011, the electing lenders have received net proceeds of $19.8 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million on the consolidated balance sheets in 2010 and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of June 30, 2011 was $5.0 million.

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

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of June 30, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of June 30, 2011 was $29.8 million, which represents our minimum payment guarantee at that date.

Key Bank Credit Facility

On June 16, 2011, we entered into a credit agreement for a $50 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and lender, and other lenders which may become parties thereto from time to time. The Credit Facility includes a $20.0 million sublimit to support standby letters of credit and is expandable to $65.0 million if (i) additional lenders commit to participate in the Credit Facility and (ii) there are no defaults. We will use the Credit Facility for working capital and general corporate purposes.

The Credit Facility is secured by our 40% equity interest in CC3 Acquisition, LLC, our joint venture with a wholly owned subsidiary of CNL Lifestyle Properties, that owns 29 senior living communities managed by us. The Credit Facility replaces our Bank of America Bank Credit Facility (“BoA Bank Credit Facility”).

The Credit Facility matures on June 16, 2014, subject to our one-time right to extend the maturity date for one year, with ninety days’ notice, provided no material event of default has occurred and we pay a 25 basis point extension fee. Payments on the Credit Facility will be interest only, payable monthly, with outstanding principal and interest due at maturity. Prepayment is permitted at any time, subject to make whole provisions for breakage of certain LIBOR contracts. Pricing for the Credit Facility is KeyBank’s base rate or LIBOR plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 5.25% to 3.25%, and the base rate margins range from 3.75% to 1.75%. We are obligated to pay a fee, payable quarterly in arrears, equal to 0.45% per annum of the average unused portion of the Credit Facility, or 0.35% per annum of the average unused portion for any quarter in which usage is greater than or equal to 50% throughout the quarter. In addition, at closing, we paid KeyBank a commitment fee of 1.0% of the Credit Facility and certain other administrative fees. The Credit Facility requires us to use KeyBank and its affiliates as our primary relationship bank, including for primary depository and cash management purposes, except as required by agreements with other entities.

The Credit Facility contains various usual and customary covenants and events of default which could trigger early repayment obligations and early termination of the lenders’ commitment obligations. Events of default include, among others: nonpayment, failure to perform certain covenants beyond a cure period, incorrect or misleading representations or warranties, cross-default to any recourse indebtedness of ours in an aggregate amount outstanding in excess of $30.0 million, and a change of control. Our ability to borrow under the Credit Facility is also subject to ongoing compliance with several financial covenants, including with respect to our amount of leverage: a minimum corporate fixed charge coverage, minimum liquidity and minimum collateral loan to value ratios.

The Credit Facility also includes limitations and prohibitions on our ability to incur or assume liens and debt except in specified circumstances, make investments except in specified circumstances, make restricted payments except in certain circumstances, make dispositions except in specified situations, incur recourse indebtedness in connection with the development of a new senior living project in excess of specified threshold amounts, use the proceeds to purchase or carry margin stock, enter into business combination transactions or liquidate us and engage in new lines of business and transactions with affiliates except in specified circumstances.

At June 30, 2011, there were no draws outstanding against the Credit Facility and $0.5 million in letters of credit outstanding.

Terminated Bank Credit Facility

We entered into a termination agreement with regards to our BoA Bank Credit Facility in June of 2011 at the time we entered into the Credit Facility with KeyBank. The termination agreement provides, among other things, that we will use good faith efforts to cause any outstanding letters of credit under the BoA Bank Credit Facility to be returned promptly to Bank of America for cancellation. As each letter of credit is cancelled, Bank of America will return to us the cash collateral proportionate to the letter of credit cancelled and will release any lien it may have upon our assets in connection with the BoA Bank Credit Facility. At June 30, 2011, there were $13.4 million in letters of credit outstanding. We intend to transfer these letters of credit to the Credit Facility during the third quarter of 2011.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at June 30, 2011 was $27.9 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.6 billion with near-term scheduled debt maturities of $0.5 billion for the remainder of 2011 and $0.2 billion in 2012. Of this $2.6 billion of debt, there is $0.3 billion of debt that is in default as of June 30, 2011. Subsequent to June 30, 2011, we have cured $0.2 billion of debt that was in default. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One venture’s mortgage loan includes loan to value and debt service covenants, and it is uncertain whether the venture will continue to be in compliance with these covenants. The mortgage loan balance was $643.7 million as of June 30, 2011. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. If the venture breaches the loan to value and/or debt service covenants and the default is not cured, the lender has rights which include foreclosure and/or termination of our management agreement. During the six months ended June 30, 2011, we recognized $3.7 million in management fees from this venture. Our United Kingdom Management segment reported $2.6 million in income from operations for the six months ended June 30, 2011. Our investment balance in this venture was zero at June 30, 2011.

Off-Balance Sheet Arrangements

We have had no material changes in our off-balance sheet arrangements since December 31, 2010.

Guarantees

Refer to Note 12, Commitments and Contingencies, for a discussion of guarantees outstanding at June 30, 2011.

Cash Flows

Net cash (used in) provided by operating activities was $(5.4) million and $7.1 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $12.5 million. This change in cash used in operations was primarily due to working capital using $17.8 million of cash in 2011 compared to $4.4 million of cash in 2010.

Net cash (used in) provided by investing activities was $(42.8) million and $38.8 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $81.6 million. The change in cash used in investing activities was primarily due to the purchase of AL US for $45.3 million, a $1.4 million decrease in net payments from communities under development, a $2.2 million increase in capital expenditures and payments for an investment under the profit-sharing method, a $5.3 million decrease in cash provided by discontinued operations, a $10.6 million decrease in the proceeds from the disposition of assets, a $10.1 million increase in restricted cash, a $7.5 million decrease in proceeds from the sale of short term investments, partially offset by a decrease of $0.8 million in investments in unconsolidated communities.

Net cash provided by (used in) financing activities was $46.5 million and $(42.4) million for the six months ended June 30, 2011 and 2010, respectively, an increase of $88.9 million. This change was primarily due to the issuance of $86.3 million of junior subordinated convertible notes, a reduction in debt repayments, net of borrowings, of $0.8 million, a decrease in cash used in discontinued operations of $4.4 million and $1.1 million increase in proceeds from the exercise of stock options partially offset by an increase of $3.5 million in financing costs paid.

Amendments to the Accounting Standards Codification

Refer to Note 3, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to all timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due 2041 in a private offering to qualified institutional buyers with Stifel, Nicolaus & Company, Incorporated, as representative of certain initial purchasers. We received an aggregate $83.7 million of net proceeds. The notes are junior subordinated obligations and bear a cash interest rate of 5.0% per annum, subject to our right to defer interest payments on the notes for up to 10 consecutive semi-annual interest periods. The notes will be convertible into shares of our common stock at an initial conversion rate of 92.2084 shares of common stock per $1,000 principal amount of the notes (which represents the issuance of approximately 8.0 million shares at an equivalent to an initial conversion price of approximately $10.845 per share), subject to adjustment upon the occurrence of specified events. We do not have the right to redeem the notes prior to maturity and no sinking fund is provided. We may terminate the holders’ conversion rights at any time on or after April 6, 2016 if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during any consecutive 30 day trading period, including the last day of such period. The notes will mature on April 1, 2041, unless purchased or converted in accordance with their terms prior to such date. Proceeds from the sale of the notes were used to purchase AL US (refer to Note 5) and to pay down the debt in a venture and for general corporate purposes.

Repurchase of Shares of Common Stock

Our repurchases of shares of our common stock for the three months ended June 30, 2011 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 – April 30, 2011	—	—	—	—
May 1 – May 31, 2011	2,229	$9.99	—	—
June 1 – June 30, 2011	—	—	—	—

Total	2,229	$9.99	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory withholding taxes owed upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of August 2011.

SUNRISE SENIOR LIVING, INC.

(Registrant)

/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer

INDEX OF EXHIBITS

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

2.1	Purchase and Sale Agreement for Membership Interests in AL US Development Venture, LLC by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living Management, Inc., Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P., dated April 19, 2011.	10-Q	May 6, 2011	10.4

4.1	Indenture, dated as of April 20, 2011, by and between Sunrise Senior Living, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	April 20, 2011	4.1

10.1	Commitment Letter between Sunrise Senior Living, Inc. and KeyBank National Association and KeyBank Capital Markets, Inc., effective April 8, 2011.	10-Q	May 6, 2011	10.2

10.2	Purchase Agreement between Sunrise Senior Living, Inc. and Stifel, Nicolaus & Company, Incorporated on behalf of itself and several Initial Purchasers named in Schedule I, dated April 14, 2011.	10-Q	May 6, 2011	10.3

10.3	Loan Agreement, dated as of June 14, 2007, by and among AL US Development Venture, LLC, as Borrower, HSH Nordbank AG, as Administrative Agent, Sole Arranger and Lender, and other lender parties thereto.	8-K/A	July 14, 2011	10.1

10.4	First Amendment to Loan Agreement, dated as of April 22, 2009, by and between AL US Development Venture, LLC, as Borrower, and HSH Nordbank AG, as Administrative Agent and Lender.	8-K	June 8, 2011	10.2

10.5	Second Amendment to Loan Agreement, dated as of July 2010, by and between AL US Development Venture, LLC, as Borrower, and HSH Nordbank AG, as Administrative Agent and Lender.	8-K	June 8, 2011	10.3

10.6	Third Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents, dated as of June 2, 2011, by and among AL US Development Venture, LLC, as Borrower, Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., certain indirect subsidiaries of Sunrise Senior Living Investments, Inc. and HSH Nordbank AG, as Administrative Agent and Lender.	8-K/A	July 14, 2011	10.4

10.7	Credit Agreement by and among Sunrise Senior Living, Inc., as borrower, KeyBank National Association, as administrative agent, and certain other lenders, dated as of June 16, 2011.	8-K	June 20, 2011	10.1

10.8	Pledge Agreement by Sunrise Senior Living Investments, Inc., as pledgor, and KeyBank National Association, as agent for the benefit of the Lenders, dated as of June 16, 2011.	8-K	June 20, 2011	10.2

10.9	Guaranty Agreement by Sunrise Senior Living Services, Inc., Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc. and Sunrise Development, Inc., as guarantors, in favor of certain Lenders, dated as of June 16, 2011.	8-K	June 20, 2011	10.3

10.10	Termination Agreement by and among Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C issuer, Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and KeyBank National Association, dated as of June 16, 2011.	8-K	June 20, 2011	10.4

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

99.1	Revised Risk Factors	8-K	April 14, 2011	99.2

101.INS	XBRL Instance Document.	Furnished with this report

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

*	Filed herewith.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, respectively; (ii) the Consolidated Balance Sheets at June 30, 2011, and December 31, 2010; and (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, respectively, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.