Form 10-Q
period 2011-09-30
SUNRISE SENIOR LIVING INC
filed 2011-11-07
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

There were 57,637,827 shares of the Registrant’s common stock outstanding at October 28, 2011.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except per share and share amounts)	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,931	$66,720
Accounts receivable, net	41,635	37,484
Income taxes receivable	2,765	4,532
Due from unconsolidated communities	15,752	19,135
Deferred income taxes, net	12,823	20,318
Restricted cash	48,896	43,355
Assets held for sale	1,404	1,099
Prepaid expenses and other current assets	13,925	20,167

Total current assets	220,131	212,810
Property and equipment, net	629,028	238,674
Due from unconsolidated communities	3,868	3,868
Intangible assets, net	40,359	40,749
Investments in unconsolidated communities	47,298	38,675
Restricted cash	103,160	103,334
Restricted investments in marketable securities	2,349	2,509
Assets held in the liquidating trust	27,375	50,750
Other assets, net	12,805	10,089

Total assets	$1,086,373	$701,458

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$77,491	$80,176
Accounts payable and accrued expenses	144,368	131,904
Due to unconsolidated communities	745	502
Deferred revenue	12,285	15,946
Entrance fees	19,841	30,688
Self-insurance liabilities	43,073	35,514

Total current liabilities	297,803	294,730
Debt, less current maturities	451,950	44,560
Liquidating trust notes	26,255	38,264
Investments accounted for under the profit-sharing method	8,570	419
Self-insurance liabilities	44,997	51,870
Deferred gains on the sale of real estate and deferred revenues	13,427	16,187
Deferred income tax liabilities	12,823	20,318
Interest rate swap, at fair value	22,387	0
Other long-term liabilities, net	107,691	110,553

Total liabilities	985,903	576,901

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value, 120,000,000 shares authorized, 57,660,276 and 56,453,192 shares issued and outstanding, net of 451,238 and 428,026 treasury shares, at September 30, 2011 and December 31, 2010, respectively	577	565
Additional paid-in capital	485,737	478,605
Retained loss	(387,065)	(361,904)
Accumulated other comprehensive (loss) income	(4,066)	2,885

Total stockholders’ equity	95,183	120,151

Noncontrolling interests	5,287	4,406

Total equity	100,470	124,557

Total liabilities and equity	$1,086,373	$701,458

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Operating revenue:
Management fees	$23,496	$28,663	$72,110	$81,433
Buyout fees	3,044	40,000	3,044	53,471
Resident fees for consolidated communities	126,179	88,655	339,161	263,780
Ancillary fees	7,641	11,113	22,751	32,535
Professional fees from development, marketing and other	553	847	1,398	3,539
Reimbursed costs incurred on behalf of managed communities	179,038	212,386	543,168	648,479

Total operating revenues	339,951	381,664	981,632	1,083,237
Operating expenses:
Community expense for consolidated communities	91,819	64,881	245,030	194,991
Community lease expense	19,476	15,384	57,281	45,023
Depreciation and amortization	10,728	11,997	26,752	28,879
Ancillary expenses	7,127	10,558	21,099	30,504
General and administrative	28,263	31,235	88,216	92,850
Carrying costs of liquidating trust assets	658	551	1,700	1,790
Accounting Restatement, Special Independent Committee inquiry,
SEC investigation and stockholder litigation	0	314	0	673
Restructuring costs	0	1,061	0	10,885
Provision for doubtful accounts	1,028	1,535	2,552	3,613
Impairment of long-lived assets	2,899	1,014	8,254	4,373
Loss (gain) on financial guarantees and other contracts	0	167	(12)	477
Costs incurred on behalf of managed communities	180,275	216,713	545,953	651,854

Total operating expenses	342,273	355,410	996,825	1,065,912

(Loss) income from operations	(2,322)	26,254	(15,193)	17,325
Other non-operating income (expense):
Interest income	705	339	1,868	949
Interest expense	(6,207)	(1,893)	(12,047)	(6,131)
Gain on investments	0	663	0	1,310
Gain on fair value of pre-existing equity interest from a business combination	0	0	11,250	0
Gain on fair value of liquidating trust note	0	108	88	1,221
Other (expense) income	(2,590)	373	(2,618)	(862)

Total other non-operating expense	(8,092)	(410)	(1,459)	(3,513)
Gain on the sale and development of real estate and equity interests	727	653	3,817	2,863
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	5,304	(848)	(1,454)	(3,189)
Loss from investments accounted for under the profit-sharing method	(2,096)	(5,692)	(6,860)	(10,469)

(Loss) income before provision for income taxes and discontinued operations	(6,479)	19,957	(21,149)	3,017
Provision for income taxes	(72)	(79)	(1,575)	(1,197)

(Loss) income before discontinued operations	(6,551)	19,878	(22,724)	1,820
Discontinued operations, net of tax	(1,776)	(726)	(1,029)	48,623

Net (loss) income	(8,327)	19,152	(23,753)	50,443
Less: Net income attributable to noncontrolling interests	(407)	(409)	(1,408)	(1,389)

Net (loss) income attributable to common shareholders	$(8,734)	$18,743	$(25,161)	$49,054

Earnings per share data:
Basic net (loss) income per common share
(Loss) income before discontinued operations	$(0.12)	$0.35	$(0.42)	$0.01
Discontinued operations, net of tax	(0.03)	(0.01)	(0.02)	0.87

Net (loss) income	$(0.15)	$0.34	$(0.44)	$0.88

Diluted net (loss) income per common share
(Loss) income before discontinued operations	$(0.12)	$0.34	$(0.42)	$0.01
Discontinued operations, net of tax	(0.03)	(0.01)	(0.02)	0.85

Net (loss) income	$(0.15)	$0.33	$(0.44)	$0.86

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
(In thousands)	(Unaudited)
Operating activities
Net (loss) income	$(23,753)	$50,443
Less: Net loss (income) from discontinued operations	1,029	(48,623)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(3,817)	(2,863)
Gain on fair value of liquidating trust notes	(88)	(1,221)
Loss from investments accounted for under the profit-sharing method	6,860	10,469
Gain on fair value of pre-existing equity interest from a business combination	(11,250)	0
Gain on investments	0	(1,310)
Sunrise’s share of loss and return on investment in unconsolidated communities	1,454	3,189
(Gain) loss on financial guarantees and other contracts	(12)	477
Distributions of earnings from unconsolidated communities	8,176	10,538
Provision for doubtful accounts	2,552	3,613
Depreciation and amortization	26,752	28,879
Amortization of financing costs, debt discount and guarantee liabilities	2,268	712
Impairment of long-lived assets	8,254	4,373
Stock-based compensation	5,895	3,277
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(6,622)	(3,224)
Due from unconsolidated communities	1,732	850
Prepaid expenses and other current assets	(1,500)	2,247
Captive insurance restricted cash	5,138	(8,955)
Other assets	2,020	306
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	9,504	13,535
Entrance fees	(1,430)	(1,775)
Self-insurance liabilities	892	(12,187)
Deferred gains on the sale of real estate and deferred revenues	(6,268)	253
Net cash used in discontinued operations	(2,069)	(6,299)

Net cash provided by operating activities	25,717	46,704

Investing activities
Capital expenditures	(7,637)	(7,511)
Net proceeds for/from advances from investment accounted for under the profit-sharing method	132	638
Acquisition of AL US Development Venture, LLC , net of cash acquired	(45,292)	0
Dispositions of assets	6,130	17,224
Change in restricted cash	6,953	18,540
Proceeds from the sale of short term investments	0	8,170
Proceeds from advances to communities under development	0	1,431
Investments in unconsolidated communities	(13,713)	(4,983)
Net cash provided by discontinued operations	5,813	30,356

Net cash (used in) provided by investing activities	(47,614)	63,865

Financing activities
Net proceeds from exercised options	1,395	268
Issuance of junior subordinated convertible debt	86,250	0
Additional borrowings of debt	0	3,931
Repayment of debt	(32,052)	(55,494)
Repayment of liquidating trust notes	(11,921)	(11,482)
Net repayments on Bank Credit Facility	0	(25,603)
Financing costs paid	(4,233)	(1,111)
Distributions to noncontrolling interests	(1,331)	(1,168)
Net cash used in discontinued operations	0	(17,675)

Net cash provided by (used in) financing activities	38,108	(108,334)

Net increase in cash and cash equivalents	16,211	2,235
Cash and cash equivalents at beginning of period	66,720	39,283

Cash and cash equivalents at end of period	$82,931	$41,518

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine months ended September 30, 2011 and 2010 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We have reclassified certain amounts to conform with the current period presentation.

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

Loss Reserves For Certain Self-Insured Programs

We offer a variety of insurance programs to the communities we operate. These programs include property insurance, general and professional liability insurance, excess/umbrella liability insurance, crime insurance, automobile liability and physical damage insurance, workers’ compensation and employers’ liability insurance and employment practices liability insurance (the “Insurance Program”). Substantially all of the communities we operate that participate in the Insurance Program are charged their proportionate share of the cost of the Insurance Program.

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

(Unaudited)

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

We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at September 30, 2011 based on our best estimate at that date. The allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the Insurance Programs based on the proportionate share of any changes.

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

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective for us in the first quarter of 2010, and the portions of ASU 2010-06 which affect Level 3 reconciliation were effective for us January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

ASU 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805. ASU 2010-29 was effective for us on January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows. We have made the required disclosures for current period acquisitions.

ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, clarifies some existing rules but does not require additional fair value measurements, is not intended to establish valuation standards or affect valuation practices outside of financial reporting. A specific clarification relates to the concepts of “highest and best use” and “valuation premise” which are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring fair value of financial assets or liabilities. Additional disclosures for Level 3 measurements include the valuation process used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for us January 1, 2012 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Interest Rate Swap

In connection with our purchase of our partner’s interest in AL US Development Venture, LLC (“AL US”) (refer to Note 5), we assumed the mortgage debt and an interest rate swap. We then entered into a new interest rate swap arrangement that extended the term of the existing interest rate swap to be coterminous with the maturity extension of the mortgage debt (extended from June 2012 to June 2015). We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the one-month LIBOR rate. As a result, we will pay a fixed rate of 3.2% plus the applicable spread of 175 basis points as opposed to a floating rate equal to the one-month LIBOR rate plus the applicable spread of 175 basis points on a notional amount of $259.4 million through the maturity date of the loan. The agreement includes a credit-risk-related contingency feature whereby the derivative counterparty has incorporated the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty. The failure to comply with the loan covenant provisions would result in being in default on any derivative instrument obligations covered by the agreement. We have not posted any collateral related to this agreement. As of September 30, 2011, the derivative is in a liability position and has a GAAP fair value of $22.4 million. If we had breached any of these loan covenant provisions at September 30, 2011, we could have been required to settle our obligations under the agreement at their termination value of approximately $22.8 million. The difference between the GAAP fair value liability and the termination liability represents an adjustment for accrued interest, but excludes any adjustment for nonperformance risk.

We have designated the derivative as a cash flow hedge. The derivative value is based on the prevailing market yield curve on the date of measurement. We also consider counterparty credit risk in the calculation of the fair value of the swap. We evaluate the hedging effectiveness of the derivative both at inception and on an on-going basis. For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $3.4 million of losses, which are included in accumulated other comprehensive (loss) income (“AOCI”), are expected to be reclassified into earnings in the next 12 months as an increase to interest expense.

The following table details the fair market value as of September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Liabilities	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$22,387	$0	$22,387	$0

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the impact of the derivative instrument on the consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2010	2011	2010
Loss on interest rate swap recognized in OCI	OCI	$(7,562)	$0	$(9,744)	$0
Loss reclassified from AOCI into income (effective portion)	Interest expense	(1,024)	0	(1,349)	0
(Loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other (expense) income	(172)	0	132	0

Restricted Investments in Marketable Securities

The following table details the restricted investments in marketable securities measured at fair value as of September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Assets	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments in marketable securities	$2,349	$2,349	$0	$0

The restricted investments in marketable securities relates to a consolidated entity in which we have control but no ownership interest.

Assets Held for Sale, Assets Held and Used and Liquidating Trust Assets

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Assets held for sale (condominium units)	$1,404	$1,099

Assets Held and Used

For the three and nine months ended September 30, 2011, we recorded impairment charges of $0.3 million and $4.8 million, respectively, for a land parcel and an operating community as the carrying value of each of the assets was in excess of its fair value. We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (refer to Note 8), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). As of September 30, 2011, the liquidating trust assets consist of nine land parcels and one closed community. In the first nine months of 2011, we recorded $2.6 million of impairment charges on two land parcels held in the liquidating trust as the carrying value of each of the assets was in excess of its estimated fair value. We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to estimate the fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the assets impaired in 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Assets	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Assets held and used	$22,821	$0	$0	$22,821	$(4,790)
Liquidating trust assets (1)	10,125	0	0	10,125	(2,558)

	$32,946	$0	$0	$32,946	$(7,348)

(1)	Excludes assets sold in 2011. Impairment losses of $0.9 million relates to land parcels sold in 2011.

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

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$87,614	$468,082	(1)

Average Interest Rate	5.03%	3.76%

Estimated Fair Market Value	$88,718	$459,734

(1)	Includes $259.4 million of debt that has been fixed by a separate interest rate swap instrument (refer to Note 8).

Disclosure about fair value of financial instruments is based on pertinent information available to us at September 30, 2011.

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

		Fair Value Measurements at Reporting Date Using
(In thousands) Liabilities	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
Liquidating trust notes, at fair value	$26,255	$0	$0	$26,255	$88

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table reconciles the beginning and ending balances for the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2011 (in thousands):

Liquidating Trust Notes
Beginning balance - 1/1/11	$38,264
Total gains	(88)
Payments	(11,921)

Ending balance - 9/30/11	$26,255

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

5. Acquisition of AL US

On June 2, 2011, we closed on a purchase and sale agreement with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”) to purchase the MS Parties’ 80% membership interest (“MS Interest”) in the AL US venture in which we already owned the remaining 20% membership interest. AL US indirectly owns 15 assisted and independent living facilities which we managed prior to the purchase. Pursuant to the purchase and sale agreement, we purchased the MS Interest for an aggregate purchase price of $45 million. As a result of the transaction, we own 100% of the membership interest, obtaining control of AL US and accordingly, consolidating the assets, liabilities and operating results of AL US from the date of acquisition.

We acquired AL US in stages. The fair value of our 20% membership interest immediately prior to the acquisition of the MS Interest was calculated to be approximately $11.3 million based on an estimated fair value of approximately $56.3 million for the total underlying equity of AL US. The estimated fair value of the equity was calculated based on the acquisition date fair value of the assets and working capital of approximately $421.5 million less the fair value of the debt and interest rate swap assumed of $365.2 million. As the carrying value of our investment in AL US prior to the acquisition was zero, we recognized a gain of approximately $11.3 million on our pre-existing membership interest as of the acquisition date.

The following table summarizes the recording, at fair value, of the assets and liabilities as of the acquisition date (in thousands):

Amounts Recognized as of Acquisition Date
Property and equipment	$412,560
Other assets	16,069
Debt	(350,069)
Interest rate swap	(15,130)
Other liabilities	(7,180)

Net assets acquired	56,250
Gain on fair value of pre-existing equity interest from a business combination	(11,250)
Net transaction costs	292

Total consideration paid	$45,292

The estimated fair value of the real estate assets at acquisition was approximately $412.6 million. To determine the fair value of the real estate, we examined various data points including (i) transactions with similar assets in similar markets and (ii) independent appraisals of the acquired assets. As of the acquisition date, the fair value of working capital approximated its carrying value.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The estimated fair value of the assumed debt and interest rate swap at acquisition was approximately $350.1 million and $15.1 million, respectively. The fair value of the debt was estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Immediately following the closing of the transaction, we entered into an amendment to the loan agreement with HSH Nordbank AG (refer to Note 8) and made a $25.0 million principal payment on the debt.

The purchase price allocation for the transaction is preliminary and the allocation of the fair value between the components of each real estate asset is not yet complete as a result of requiring more detailed appraisals.

The following table presents information for AL US that is included in our consolidated statement of operations from the acquisition date, June 2, 2011, through September 30, 2011 (in thousands).

	AL US Included in Sunrise’s Third Quarter Results	AL US Included in Sunrise’s Year to Date Results
Revenues	$21,127	$27,858
Income attributable to common shareholders	969	105

The following table presents supplemental pro forma information as if the acquisition had occurred on January 1, 2010 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$339,951	$390,210	$995,724	$1,108,772
(Loss) income from continuing operations	(6,040)	18,464	(37,128)	10,564
Diluted (loss) earnings per share	$(0.11)	$0.32	$(0.68)	$0.16

The unaudited pro forma consolidated results do not purport to project the future results of operations. The unaudited pro forma consolidated results reflect the historical financial information of us and AL US, adjusted for the following pro forma pre-tax amounts:

•

Elimination of our revenue earned from the management of the communities prior to acquisition of $1.5 million for the three months ended September 30, 2010, and $2.4 million and $4.4 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Elimination of direct expenses from the management of the communities prior to acquisition of $10.7 million for the three months ended September 30, 2010, and $18.3 million and $31.3 million for the nine months ended September 30, 2011 and 2010, respectively.

•	Elimination of equity in earnings from the AL US venture of $(2.7) million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Addition of revenue from the operation of the communities prior to acquisition of $20.7 million for the three months ended September 30, 2010, and $34.8 million and $61.2 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Addition of expenses from the operation of the communities prior to acquisition of $12.8 million for the three months ended September 30, 2010, and $22.2 million and $37.5 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Adjustments to depreciation of $(0.5) million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $11.2 million for the nine months ended September 30, 2011 and 2010, respectively, related to the property and equipment acquired.

•

Interest adjustment of $4.1 million for the three months ended September 30, 2010, and $5.9 million and $13.3 million for the nine months ended September 30, 2011 and 2010, respectively, related to the debt assumed.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Investments in Unconsolidated Ventures

Venture Transactions

In January 2011, we contributed our 10% ownership interest in an existing venture in exchange for a 40% ownership interest in a new venture, CC3 Acquisition, LLC (“CC3”), organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining 60% interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for the first nine months of 2011 was approximately $5.3 million, of which $4.0 million was reflected as an expense in Sunrise’s share of loss and return on investment in unconsolidated communities and $1.3 million was reflected as general and administrative expense. Six communities in the state of New York, whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

On August 2, 2011, we and our venture partner in a portfolio of six communities transferred ownership of the portfolio to a new joint venture owned 70% by a wholly-owned subsidiary of CNL different from the above subsidiary and 30% by us. As part of our new venture agreement with the CNL subsidiary, from the start of year four to the end of year six, we will have a buyout option to purchase CNL’s 70% interest in the venture for a purchase price that provides a 16% internal rate of return to CNL. In addition, the new venture modified the existing mortgage loan in the amount of $133.2 million to provide for, among other things, (i) pay down of the loan by approximately $28.7 million and (ii) an extension of the maturity date of the loan to April 2014 which may be extended by two additional years under certain conditions. In connection with the transaction, we contributed $8.1 million and CNL contributed $19.0 million to the new venture.

Other

In the first quarter of 2011, based on economic challenges and defaults under the venture’s construction loan agreements, we considered our equity investment in one of our ventures to be other than temporarily impaired and wrote down the equity investment by $2.0 million. The impairment charge is included in our consolidated statements of operations in “Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities.”

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee for which annual audited financial statements are expected to be required for the year 2011 under S-X Rule 3-09 (in thousands):

	000000000	000000000	000000000
	Three months ended September 30, 2011
	Total operating revenues	Net loss before provision for income taxes	Net loss
CC3 Acquisition, LLC	$33,065	$(3,465)	$(3,711)

	000000000	000000000	000000000
	Nine months ended September 30, 2011
	Total operating revenues	Net loss before provision for income taxes	Net loss
CC3 Acquisition, LLC	$94,978	$(19,206)	$(19,517)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7. Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable and accrued expenses	$35,163	$38,095
Accrued salaries and bonuses	37,222	23,690
Accrued employee health and other benefits	32,634	34,145
Other accrued expenses	39,349	35,974

	$144,368	$131,904

Other long-term liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred revenue from nonrefundable entrance fees	$41,422	$39,693
Lease liabilities	26,319	25,527
Executive deferred compensation	17,483	19,516
Uncertain tax positions	20,068	20,360
Other long-term liabilities	2,399	5,457

	$107,691	$110,553

8. Debt

Debt

At September 30, 2011 and December 31, 2010, we had $555.7 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 3.95% and 2.78%, respectively, as follows (in thousands):

	September 30, 2011	December 31, 2010
AL US debt, at fair value (1)	$323,113	$0
Community mortgages	94,166	96,942
Liquidating trust notes	26,255	38,264
Convertible subordinated notes	86,250	0
Other	4,142	5,284
Variable interest entity	21,770	22,510

	$555,696	$163,000

(1)	The principal amount of the debt at September 30, 2011 was $336.6 million.

Of the outstanding debt at September 30, 2011, we had $87.6 million of fixed-rate debt with an interest rate of 5.03% and $468.1 million of variable rate debt with a weighted average interest rate of 3.76%.

Of our total debt of $555.7 million, $46.7 million was in default as of September 30, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The principal balance of $45.3 million was due on April 30, 2011. We are in discussions with the lender and are working toward implementing a revised business plan at the communities and obtaining a loan extension. If we are unable to extend the mortgage, it may have an adverse impact on our financial condition, cash flows and results of operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Principal maturities of debt at September 30, 2011 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Note	Convertible Subordinated Notes	Other	Total
Default	$45,333	$1,365	$0	$0	$0	$46,698
4th Qtr. 2011	0	0	0	0	368	368
2012	27,812	775	26,255	0	2,207	57,049
Thereafter	344,134	19,630	0	86,250	1,567	451,581

	$417,279	$21,770	$26,255	$86,250	$4,142	$555,696

AL US Debt

In connection with the AL US transaction (refer to Note 5), on June 2, 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% and the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of September 30, 2011 was $323.1 million and the face amount was $336.6 million.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold 10 North American properties in the liquidating trust for gross proceeds of approximately $26.7 million with an aggregate appraised value of $33.2 million through September 30, 2011. As of September 30, 2011, the electing lenders have received net proceeds of $23.4 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million on the consolidated balance sheet in 2010 and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of September 30, 2011 was $4.1 million.

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

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of September 30, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of September 30, 2011 was $26.3 million, which represents our minimum payment guarantee at that date.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Credit Facility is secured by our 40% equity interest in CC3, our joint venture with a wholly owned subsidiary of CNL, that owns 29 senior living communities managed by us. The Credit Facility replaces our Bank of America Bank Credit Facility (“BoA Bank Credit Facility”).

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

At September 30, 2011, there were no draws against the Credit Facility and $9.8 million in letters of credit outstanding.

Terminated Bank Credit Facility

We entered into a termination agreement with regards to our BoA Bank Credit Facility in June 2011 at the time we entered into the Credit Facility with KeyBank. The termination agreement provides, among other things, that we will use good faith efforts to cause any outstanding letters of credit under the BoA Bank Credit Facility to be returned promptly to Bank of America for cancellation. As each letter of credit is cancelled, Bank of America will return to us the cash collateral proportionate to the letter of credit cancelled and will release any lien it may have upon our assets in connection with the BoA Bank Credit Facility. At September 30, 2011, there were $0.9 million in letters of credit outstanding under the BoA Bank Credit Facility.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at September 30, 2011 was $27.8 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.5 billion with near-term scheduled debt maturities of $0.4 billion for the remainder of 2011 and $0.2 billion in 2012. Of this $2.5 billion of debt, there is $0.9 billion of debt that is in default as of September 30, 2011. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.7 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One venture’s mortgage loan is in default at September 30, 2011 due to a violation of certain loan covenants. The mortgage loan balance was $627.9 million as of September 30, 2011. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. The lender has rights which include foreclosure on the communities and/or termination of our management agreements. The venture is in discussions with the lender regarding the possibility of entering into a loan modification. During the nine months ended September 30, 2011, we recognized $5.7 million in management fees from this venture. Our United Kingdom Management segment reported $2.1 million in income from operations for the nine months ended September 30, 2011. Our investment balance in this venture was zero at September 30, 2011.

9. Gains on the Sale of Real Estate

In 2011, we sold three wholly owned operating communities and three land parcels which were part of the liquidating trust for approximately $12.8 million and recognized gains of approximately $1.7 million of which $1.5 million is included in discontinued operations. Proceeds of $11.3 million were distributed to the electing lenders of the liquidating trust (refer to Note 8).

In addition, we received $2.0 million in 2011 relating to the sale of a land parcel sold in 2010. The receipt of the amount was contingent on the buyer receiving zoning approval for the property which the buyer received in 2011. A gain of approximately $2.0 million was recognized in the second quarter of 2011.

10. Income Taxes

The provision for income taxes related to continuing operations was $0.1 million for both the three months ended September 30, 2011 and 2010, and $1.6 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets. Our effective tax rate for continuing operations was (1.1)% and 0.4% for the three months ended September 30, 2011 and 2010, respectively, and (7.5)% and 39.7% for the nine months ended September 30, 2011 and 2010, respectively. Our tax expense related primarily to tax contingences, tax to the government of the United Kingdom and state income taxes. As of September 30, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

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

11. Stock-Based Compensation

In 2011, the compensation committee of the board of directors approved the design for long-term equity incentive plan awards for 2011 to 2013 under our 2008 Omnibus Incentive Plan, as amended. The awards were in the form of performance-vested restricted stock units (“performance units”) and time-vested restricted stock units (“restricted stock units”). Our executive officers received 100% of their award in performance units, certain senior employees received 75% of their award in restricted stock units and 25% of their award in performance units and certain other employees received 100% of their award in restricted stock units.

With respect to the performance units, the awards are allocated 25% in 2011, 25% in 2012 and 50% in 2013, with the number of performance units vesting each year in specified amounts based on the achievement of specified performance thresholds and subject to the employee remaining employed by us through June 2014. The performance parameters have been established for 2011 and will be established for 2012 and 2013 at the beginning of each respective year. An aggregate of 377,394 performance units were granted to certain employees as part of this plan at a grant date fair value of $9.34 per share. We recorded a total of $0.1 million in stock compensation with regards to the performance units for both the three months and nine months ended September 30, 2011.

With respect to the restricted stock units awarded pursuant to this plan, 441,616 restricted stock units were granted in the second quarter of 2011 at a grant date fair value of $9.34. One-third of the units vest yearly beginning in 2012.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In 2011, we granted 16 recently promoted or newly hired employees non-qualified stock options to purchase 650,000 shares of common stock at grant prices ranging from $7.31 to $9.68. One-third of the options vest yearly beginning in 2012. In connection with a new incentive program for certain of our employees, we also granted 319,000 shares of restricted stock to 62 employees at grant date fair values ranging from $8.07 to $11.51. The grants vest yearly over three years beginning in 2012, with the exception of one employee whose first tranche vested immediately. Through September 30, 2011, 911,296 stock options have been exercised and 39,542 shares of restricted stock vested.

In 2011 half of our non-employee directors’ retainer fee was paid in restricted stock. Accordingly, 71,880 restricted stock units were granted to our six non-employee directors in January 2011 at a grant date fair value of $6.26. One-quarter of the restricted stock units vested immediately upon grant with the remainder to vest quarterly during 2011.

In March 2011, in connection with our former chief financial officer’s termination of employment, 166,666 stock options held by her vested pursuant to the terms of her employment agreement. The options expire 12 months after her termination of employment. We recorded non-cash compensation expense of $0.1 million as a result of this vesting acceleration pursuant to the terms of her employment agreement.

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

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at September 30, 2011 and fundings in 2011 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at September 30, 2011	ASC Contingencies Topic Liability for Future Fundings at September 30, 2011	Total Liability for Future Fundings at September 30, 2011	Fundings from January 1, 2011 through September 30, 2011
Operating deficit	Uncapped	$5	$0	$5	$0

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living component with each component owned by a different venture. In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at September 30, 2011 was $8.6 million for the two ventures. We recorded losses of $2.1 million and $5.7 million for the three months ended September 30, 2011 and 2010, respectively, and $6.9 million and $10.5 million for the nine months ended September 30, 2011 and 2010, respectively.

We are obligated to our partner and the lender on the assisted living venture to fund future operating shortfalls. We are also obligated to our partner on the condominium venture to fund operating shortfalls. We have funded $7.8 million under the guarantees through September 30, 2011, of which approximately $0.9 million was funded in 2011. In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.

The depressed condominium real estate market in the Washington D.C. area has resulted in lower sales and pricing than forecasted and we believe the partners have no remaining equity in the condominium project. Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2011, loans of $116.4 million for the residential condominium venture and the loan of $30.0 million for the assisted living venture are both in default. We have accrued $2.2 million in default interest relating to these loans. We are in discussions with the lenders regarding these defaults.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $6.0 million at September 30, 2011). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.7 billion at September 30, 2011. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2011, the remaining liability under this obligation is $32.8 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

Purnell Lawsuit

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court, which the Court denied. The parties have completed briefing on class certification, and a hearing on plaintiff’s motion for class certification is scheduled for January 23, 2012. No trial date has been set. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

Feely Lawsuit

On July 7, 2011, Plaintiff Janet M. Feely, a former Sunrise employee, filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, County of Los Angeles, against Sunrise Senior Living, Inc., captioned Janet M. Feely, individually and on behalf of other persons similarly situated v. Sunrise Senior Living, Inc. and Does 1 through 55, Case No. BC 465006 (Los Angeles County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise improperly classified a position formerly held by her as exempt from the overtime obligations of California’s wage and hour laws. The complaint asserts claims for: (1) failure to pay overtime wages, (2) failure to provide accurate wage statements, (3) unfair competition,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and (4) failure to pay all wages owed upon termination. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, restitution and disgorgement of unpaid overtime wages under the California Business and Professions Code, prejudgment interest, costs and attorney’s fees. On August 11, 2011, Sunrise removed the case to the United States District Court for the Central District of California, Case No. LACV11-6601. On October 19, 2011, the Court entered an order approving the parties’ joint stipulation of dismissal of the case, with prejudice as to Ms. Feely and without prejudice as to others similarly situated.

Five Star Lawsuit

On July 10, 2008, Five Star Quality Care, Inc. filed a complaint against Sunrise (and other Sunrise-related entities and affiliates, as well as certain executives thereof) in Superior Court for the Commonwealth of Massachusetts, Five Star Quality Care, Inc. v. Sunrise Senior Living, Inc., et al., Civ. A. No. MICV2008-02641. In that action, Five Star Quality Care alleges, among other things, that Sunrise improperly retained payments made by communities owned by Five Star Quality Care in connection with the participation of such communities in the insurance and health benefit programs. The complaint asserts claims for (1) an accounting, (2) conversion, (3) aiding and abetting conversion, (4) unjust enrichment, (5) breach of contract, (6) breach of fiduciary duty, and (7) violation of Mass. Gen Law Chapter 93A. The complaint does not specify a quantum of damages and seeks an accounting, actual damages, treble damages, interest, costs and attorneys’ fees. Sunrise filed a motion for summary judgment on all claims asserted, which the Court denied in a written decision dated August 23, 2011. The Court also denied Five Star Quality Care, Inc.’s motion for partial summary judgment on its conversion claim.

On November 15, 2010, subsidiaries of Five Star Quality Care filed a new action, FS Tenant Pool I Trust, et al. v. Sunrise Senior Living, Inc., et al., Civ. A. No. MICV2010-04318, in Superior Court for the Commonwealth of Massachusetts, in which they asserted claims against Sunrise similar to those asserted by Five Star Quality Care. Sunrise filed a motion to dismiss which is pending before the Court.

The Court has consolidated the two actions and set a final pretrial conference for December 6, 2011. Defendants have filed a motion seeking reconsideration and clarification regarding the consolidation order given the differing postures of the two actions. No trial date has been set. At this point in time, we estimate that a loss from a negative outcome in the range of $2 million to $4 million is reasonably possible. As we do not believe this loss is probable, we have not accrued a contingent loss related to this matter.

Other Pending Lawsuits and Claims

In addition to the lawsuits described above, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on our business, financial condition, and results of operations.

13. Discontinued Operations

Discontinued operations consist primarily of three communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010. The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$329	$6,890	$1,809	$25,640
Expenses	(1,268)	(11,544)	(4,349)	(41,420)
Impairment of long-lived assets	(952)	(98)	(952)	(3,056)
Gain on German debt restructuring	0	2,673	0	54,642
Gain on fair value of German debt	0	98	0	2,177
Gain on sale	115	1,255	2,463	10,640

(Loss) income from discontinued operations	$(1,776)	$(726)	$(1,029)	$48,623

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

14. Net Income (Loss) per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	0000000000	0000000000
	For the Three Months Ended
	September 30,
	2011	2010
(Loss) income attributable to common shareholders:
(Loss) income before discontinued operations, net of noncontrolling interests	$(6,958)	$19,469
Loss from discontinued operations	(1,776)	(726)

Net (loss) income	$(8,734)	$18,743

Weighted-average shares outstanding - basic	56,854	55,852
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	0	1,245

	56,854	57,097

Basic net (loss) income per common share
(Loss) income before discontinued operations, net of noncontrolling interests	$(0.12)	$0.35
Loss from discontinued operations	(0.03)	(0.01)

Net (loss) income per share attributable to common shareholders	$(0.15)	$0.34

Diluted net (loss) income per common share
(Loss) income before discontinued operations, net of noncontrolling interests	$(0.12)	$0.34
Loss from discontinued operations	(0.03)	(0.01)

Net (loss) income per share attributable to common shareholders	$(0.15)	$0.33

	0000000000	0000000000
	For the Nine Months Ended
	September 30,
	2011	2010
(Loss) income attributable to common shareholders:
(Loss) income before discontinued operations, net of noncontrolling interests	$(24,132)	$431
(Loss) income from discontinued operations	(1,029)	48,623

Net (loss) income	$(25,161)	$49,054

Weighted-average shares outstanding - basic	56,629	55,757
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	0	1,381

	56,629	57,138

Basic net (loss) income per common share
(Loss) income before discontinued operations, net of noncontrolling interests	$(0.42)	$0.01
(Loss) income from discontinued operations	(0.02)	0.87

Net (loss) income per share attributable to common shareholders	$(0.44)	$0.88

Diluted net (loss) income per common share
(Loss) income before discontinued operations, net of noncontrolling interests	$(0.42)	$0.01
(Loss) income from discontinued operations	(0.02)	0.85

Net (loss) income per share attributable to common shareholders	$(0.44)	$0.86

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 1,618,681 and 1,826,885 for the three and nine months ended September 30, 2011, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Shares issuable upon the conversion of junior subordinated convertible notes are excluded.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada, excluding allocated management fees from our North American Management segment of $2.3 million for both the three months ended September 30, 2011 and 2010 and $6.9 million and $6.7 million for the nine months ended September 30, 2011 and 2010, respectively. Total assets were $655.4 million and $284.7 million as of September 30, 2011 and December 31, 2010, respectively.

United Kingdom Management includes the results from management of Sunrise senior living communities in the United Kingdom owned in ventures.

We have a community support office located in McLean, Virginia, with a smaller regional center located in the U.K. Our community support office provides centralized operational functions.

Segment results are as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$19,640	$0	$3,856	$0	$23,496
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	17,124	109,055	0	0	126,179
Ancillary fees	7,641	0	0	0	7,641
Professional fees from development, marketing and other	0	0	76	477	553
Reimbursed costs incurred on behalf of managed communities	176,176	0	2,862	0	179,038

Total operating revenues	223,625	109,055	6,794	477	339,951
Operating expenses:
Community expense for consolidated communities	10,365	81,454	0	0	91,819
Community lease expense	4,684	14,792	0	0	19,476
Depreciation and amortization	634	7,999	0	2,095	10,728
Ancillary expenses	7,127	0	0	0	7,127
General and administrative	0	0	4,375	23,888	28,263
Carrying costs of liquidating trust assets	0	0	0	658	658
Provision for doubtful accounts	550	472	0	6	1,028
Impairment of long-lived assets	0	2,370	0	529	2,899
Costs incurred on behalf of managed communities	177,395	0	2,880	0	180,275

Total operating expenses	200,755	107,087	7,255	27,176	342,273

Income (loss) from operations	$22,870	$1,968	$(461)	$(26,699)	$(2,322)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$25,429	$0	$3,234	$0	$28,663
Buyout fees	40,000	0	0	0	40,000
Resident fees for consolidated communities	5,960	82,695	0	0	88,655
Ancillary fees	11,113	0	0	0	11,113
Professional fees from development, marketing and other	0	0	484	363	847
Reimbursed costs incurred on behalf of managed communities	209,351	0	3,035	0	212,386

Total operating revenues	291,853	82,695	6,753	363	381,664
Operating expenses:
Community expense for consolidated communities	3,987	60,894	0	0	64,881
Community lease expense	399	14,985	0	0	15,384
Depreciation and amortization	4,999	4,035	0	2,963	11,997
Ancillary expenses	10,558	0	0	0	10,558
General and administrative	0	0	2,998	28,237	31,235
Carrying costs of liquidating trust assets	0	0	0	551	551
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	314	314
Restructuring costs	0	0	0	1,061	1,061
Provision for doubtful accounts	1,002	163	0	370	1,535
Impairment of long-lived assets	0	0	0	1,014	1,014
Loss on financial guarantees and other contracts	167	0	0	0	167
Costs incurred on behalf of managed communities	213,676	0	3,037	0	216,713

Total operating expenses	234,788	80,077	6,035	34,510	355,410

Income (loss) from operations	$57,065	$2,618	$718	$(34,147)	$26,254

	0000000000	0000000000	0000000000	0000000000	0000000000
	Nine Months Ended September 30, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$61,181	$0	$10,929	$0	$72,110
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	49,209	289,952	0	0	339,161
Ancillary fees	22,751	0	0	0	22,751
Professional fees from development, marketing and other	0	0	517	881	1,398
Reimbursed costs incurred on behalf of managed communities	536,613	0	6,555	0	543,168

Total operating revenues	672,798	289,952	18,001	881	981,632
Operating expenses:
Community expense for consolidated communities	29,899	215,131	0	0	245,030
Community lease expense	13,562	43,719	0	0	57,281
Depreciation and amortization	1,904	18,073	0	6,775	26,752
Ancillary expenses	21,099	0	0	0	21,099
General and administrative	0	0	9,259	78,957	88,216
Carrying costs of liquidating trust assets	0	0	0	1,700	1,700
Provision for doubtful accounts	1,241	905	0	406	2,552
Impairment of long-lived assets	0	6,830	0	1,424	8,254
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	539,302	0	6,651	0	545,953

Total operating expenses	606,995	284,658	15,910	89,262	996,825

Income (loss) from operations	$65,803	$5,294	$2,091	$(88,381)	$(15,193)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	0000000000	0000000000	0000000000	0000000000	0000000000
	Nine Months Ended September 30, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$72,108	$0	$9,325	$0	$81,433
Buyout fees	53,471	0	0	0	53,471
Resident fees for consolidated communities	17,550	246,230	0	0	263,780
Ancillary fees	32,535	0	0	0	32,535
Professional fees from development, marketing and other	0	0	2,834	705	3,539
Reimbursed costs incurred on behalf of managed communities	639,855	0	8,624	0	648,479

Total operating revenues	815,519	246,230	20,783	705	1,083,237
Operating expenses:
Community expense for consolidated communities	11,846	183,145	0	0	194,991
Community lease expense	1,180	43,843	0	0	45,023
Depreciation and amortization	7,418	11,949	0	9,512	28,879
Ancillary expenses	30,504	0	0	0	30,504
General and administrative	0	0	9,522	83,328	92,850
Carrying costs of liquidating trust assets	0	0	0	1,790	1,790
Accounting Restatement, Special Independent Committee inquiry,
SEC investigation and stockholder litigation	0	0	0	673	673
Restructuring costs	0	0	0	10,885	10,885
Provision for doubtful accounts	2,598	645	0	370	3,613
Impairment of long-lived assets	0	826	0	3,547	4,373
Loss on financial guarantees and other contracts	477	0	0	0	477
Costs incurred on behalf of managed communities	643,228	0	8,626	0	651,854

Total operating expenses	697,251	240,408	18,148	110,105	1,065,912

Income (loss) from operations	$118,268	$5,822	$2,635	$(109,400)	$17,325

16. Comprehensive (Loss) Income and Capital Structure

Comprehensive (loss) income for the three and nine months ended September 30, 2011 and 2010, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income attributable to common shareholders	$(8,734)	$18,743	$(25,161)	$49,054
Foreign currency translation adjustment	2,587	(1,727)	1,466	6,015
Equity interest in investee’s other comprehensive (loss) income	(540)	2,044	87	2,187
Unrealized loss on interest rate swap	(6,539)	0	(8,395)	0
Unrealized (loss) gain on investments	(171)	117	(109)	36

Comprehensive (loss) income	(13,397)	19,177	(32,112)	57,292

Comprehensive (loss) income attributable to noncontrolling interest - Unrealized loss (gain) on investments	171	(117)	109	(36)

Comprehensive (loss) income attributable to common shareholders	$(13,226)	$19,060	$(32,003)	$57,256

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table details changes in stockholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Accumulated Other Comprehensive Income(Loss)	Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2010	56,453	$565	$478,605	$(361,904)	$2,885	$4,406	$124,557
Net (loss) income	0	0	0	(25,161)	0	1,408	(23,753)
Foreign currency translation, net of tax	0	0	0	0	1,466	0	1,466
Sunrise’s share of investee’s other comprehensive income	0	0	0	0	87	0	87
Unrealized loss on investments	0	0	0	0	(109)	0	(109)
Unrealized loss on interest rate swap	0	0	0	0	(8,395)	0	(8,395)
Issuance of restricted stock	319	3	(3)	0	0	0	0
Exercise of stock options	911	9	1,386	0	0	0	1,395
Forfeiture of stock	(9)	0	0	0	0	0	0
Shares surrendered for taxes	(14)	0	(146)	0	0	0	(146)
Stock compensation expense	0	0	5,895	0	0	0	5,895
Contribution by noncontrolling interests	0	0	0	0	0	804	804
Distributions to noncontrolling interests	0	0	0	0	0	(1,331)	(1,331)

Balance at September 30, 2011	57,660	$577	$485,737	$(387,065)	$(4,066)	$5,287	$100,470

17. Supplemental Cash Flow Information

Interest paid was $6.2 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively. No interest was capitalized in either 2011 or 2010. Income tax payments to the United Kingdom for the nine months ended September 30, 2011 and 2010 were $0.7 million and zero, respectively. Domestic tax refunds or payments were not significant.

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

18. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At September 30, 2011, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $16.3 million and $17.1 million, respectively, of net property and equipment and debt of $21.8 million and $22.5 million, respectively, of which $1.4 million was in default as of September 30, 2011, in our September 30, 2011 and December 31, 2010 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with the Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of September 30, 2011 and December 31, 2010, we guaranteed $20.4 million and $21.1 million,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

respectively, of the bonds. Management fees earned by us were $0.2 million for both the three months ended September 30, 2011 and 2010 and $0.5 million for both the nine months ended September 30, 2011 and 2010. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $3.5 million and $2.7 million for the three months ended September 30, 2011 and 2010, respectively, and $9.2 million and $7.5 million for the nine months ended September 30, 2011 and 2010, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $38,448 and $40,661 of expense for the three months ended September 30, 2011 and 2010, respectively, and $0.1 million for both the nine months ended September 30, 2011 and 2010, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $6.9 million and $6.6 million at September 30, 2011 and December 31, 2010, respectively. These amounts are eliminated in our consolidated financial statements.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture. The entity has £439.4 million ($686.5 million) of debt which is non-recourse to us. Our equity investment in the venture is zero at September 30, 2011. The line item “Due from unconsolidated communities” on our consolidated balance sheet as of September 30, 2011 contains $2.5 million due from the venture. Our maximum exposure to loss is $2.5 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

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

In 2007, we formed another venture with a third party which owned 13 communities. Upon its formation, the entity was not considered a VIE. In August 2011, the venture transferred ownership of six communities in the venture to another entity. This was a reconsideration event for the venture and the entity was deemed to be a VIE because it no longer had sufficient equity to finance its activities without additional subordinated financial support. The entity has $141.9 million of debt which is non-recourse to us. Our equity investment in the venture is zero at September 30, 2011. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $0.1 million due from the venture. Our maximum exposure to loss is $0.1 million. We calculated the maximum exposure to loss as the maximum loss (regardless of the probability of being incurred) that we could be required to record in our consolidated statements of operations as a result of our involvement with the VIE.

This VIE is a limited partnership in which the general partner is owned by us. However, material decisions, such as approval and amendment of the annual operating budget and the sale of any facility, require unanimous approval by both venture partners. These are the activities that most impact the entity’s economic performance, and therefore, neither equity holder has power over the venture. We have determined that power is shared within this venture as no one partner has the ability to unilaterally make significant decisions for the venture and therefore, we are not the primary beneficiary.

19. Subsequent Event

In October 2011, we closed the previously announced purchase and sale agreement with Master MorSun Acquisition LLC for its 80% ownership interest in a joint venture that owned seven senior living facilities to a new joint venture owned approximately 68% by CNL Income Partners, LP and approximately 32% by us. In connection with the transaction, we transferred our interest in the previous joint venture valued at approximately $16.7 million and CNL Income Partners, LP contributed approximately $35.4 million. The purchase was also funded by $120.0 million of new debt financing in the venture. We have the option to buy out CNL Income Partners, LP’s interest during years four to six for a purchase price that provides a 13% internal rate of return to CNL Income Partners, LP.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In October 2011, we entered into an agreement whereby certain operating deficit guarantees provided by us relating to a mortgage loan collateralized by three communities in one of our ventures have been terminated. We had previously deferred a gain relating to our sale of these three communities to the venture due to the existence of the operating deficit guarantees. Upon the expiration of the operating deficit guarantees, we will recognize a gain of approximately $3.3 million.

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

•	the risk that we are unable to continue to recognize income from refinancings and sales of communities by ventures;

•	the risk of declining occupancies in existing communities or slower than expected leasing of newer communities;

•	the risk that we are unable to extend leases on our operating properties at expiration (in some cases, the expiration is as early as 2013);

•	the risk that some of our management agreements, subject to early termination provisions based on various performance measures, could be terminated due to failure to achieve the performance measures;

•	the risk that our management agreements can be terminated in certain circumstances due to our failure to comply with the terms of the management agreements or to fulfill our obligations thereunder;

•	the risk that ownership of the communities we manage is heavily concentrated in a limited number of business partners;

•

the risk that our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners;

•	the risk related to operating international communities that could adversely affect those operations and thus our profitability and operating results;

•	the risk from competition and our response to pricing and promotional activities of our competitors;

•

the risk that liability claims against us in excess of insurance limits could adversely affect our financial condition and results of operations including publicity surrounding some claims that may damage our reputation, which would not be covered by insurance;

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

At September 30, 2011, we operated 311 communities, including 269 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 31,000.

The following table summarizes our portfolio of operating communities:

	As of		Percent Change
	September 30,		2011 vs.
	2011	2010	2010

Total communities
Owned	22	11	100.0%
Leased	26	26	0.0%
Variable Interest Entity	1	1	0.0%
Consolidated New York communities leased from a venture	6	0	n/a
Consolidated venture	1	1	0.0%
Unconsolidated ventures	113	196	-42.3%
Managed	142	114	24.6%

Total	311	349	-10.9%

Unit capacity	30,723	34,704	-11.5%

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

2011 Developments

Overview

During 2011, we have (i) restructured and recapitalized three ventures; (ii) sold six assets in the liquidating trust and reduced our restructuring obligations by $11.3 million; (iii) raised $86.2 million under a convertible notes offering; (iv) acquired a venture partner’s 80% interest in a 15 community portfolio; (v) secured a new $50 million bank credit facility; and (vi) further reduced our annual recurring general and administrative expense by eliminating 69 positions in 2011 (see below for a description of each transaction). In the remainder of 2011 and into 2012, we expect to continue to focus on: (a) seeking strategic investments in attractive real estate opportunities; (b) increasing occupancy and improving the operating efficiency of our communities; (c) improving the operating efficiency of our corporate operations; (d) restructuring certain of our venture, leasing and lender relationships to further stabilize our revenue stream and cash flow; (e) operating high-quality assisted living and memory care communities in the United States, Canada and the United Kingdom; and (f) reducing our operational and financial risk.

Venture Transactions with CNL

In January 2011, we contributed our 10% ownership interest in an existing venture in exchange for a 40% ownership interest in a new venture, CC3 Acquisition, LLC (“CC3”), organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining 60% interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for the first nine months of 2011 was approximately $5.3 million, of which $4.0 million was reflected as an expense in Sunrise’s share of loss and return on investment in unconsolidated communities and $1.3 million was reflected as general and administrative expense. Six communities in the state of New York, whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

On August 2, 2011, we and our venture partner in a portfolio of six communities transferred ownership of the portfolio to a new joint venture owned 70% by a wholly-owned subsidiary of CNL different from the above subsidiary and 30% by us. As part of our new venture agreement with the CNL subsidiary, from the start of year four to the end of year six, we will have a buyout option to purchase CNL’s 70% interest in the venture for a purchase price that provides a 16% internal rate of return to CNL. In addition, the new venture modified the existing mortgage loan in the amount of $133.2 million to provide for, among other things, (i) pay down of the loan by approximately $28.7 million and (ii) an extension of the maturity date of the loan to April 2014 which may be extended by two additional years under certain conditions. In connection with the transaction, we contributed $8.1 million and CNL contributed $19.0 million to the new venture.

In October 2011, we closed the previously announced purchase and sale agreement with Master MorSun Acquisition LLC for its 80% ownership interest in a joint venture that owned seven senior living facilities to a new joint venture owned approximately 68% by CNL Income Partners, LP and approximately 32% by us. In connection with the transaction, we transferred our interest in the previous joint venture valued at approximately $16.7 million and CNL Income Partners, LP contributed approximately $35.4 million. The purchase was also funded by $120.0 million of new debt financing in the venture. We have the option to buy out CNL Income Partners, LP’s interest during years four to six for a purchase price that provides a 13% internal rate of return to CNL Income Partners, LP.

Liquidating Trust Asset Sales

In the first nine months of 2011, we sold three wholly owned operating communities and three land parcels which were part of the liquidating trust for approximately $12.8 million. We recognized a gain of approximately $1.7 million, $1.5 million of which is included in discontinued operations. Proceeds of $11.3 million were distributed to the electing lenders of the liquidating trust. To date, we have sold 10 properties in the liquidating trust for gross proceeds of approximately $26.7 million. We have one closed community and nine land parcels remaining to sell in the liquidating trust which are reflected in our consolidated balance sheets in “Assets held in the liquidating trust”. To the extent we are unable to sell all of these assets at their estimated value by October 2012, we may be required to fund the minimum payment under the guarantee which was $26.3 million as of September 30, 2011 (refer to Note 8). Based on anticipated sale volume, we believe that we may be required to fund approximately $5.0 million under the guarantee.

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

AL US Acquisition

In June 2011, we closed on a purchase and sale agreement with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”). The MS Parties collectively owned 80% of the membership interest (the “MS Interest”) in AL US and we owned the remaining 20% membership interest. Pursuant to the purchase and sale agreement, we purchased the MS Interest for an aggregate purchase price of $45 million. AL US indirectly owns 15 assisted and independent living facilities which we managed before the transaction. As a result of the transaction, the assets, liabilities and operating results of AL US are now consolidated.

In connection with the AL US transaction on June 2, 2011, we assumed $364.8 million of debt with an approximate fair value of $350.1 million (refer to Note 8). Immediately following the closing of the transaction, we entered into an amendment to the loan and paid down the principal balance by $25.0 million. The face amount balance of the loan as of September 30, 2011 was $336.6 million and is reflected on our balance sheet at $323.1 million.

Key Bank Credit Facility

In June 2011, we entered into a credit agreement for a $50.0 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and lender, and other lenders which may become parties thereto from time to time. The Credit Facility includes a $20 million sublimit to support standby letters of credit and is expandable to $65.0 million if (i) additional lenders commit to participate in the Credit Facility and (ii) there are no defaults. We will use the Credit Facility for working capital and general corporate purposes. We entered into a termination agreement with regards to our Bank of America credit facility at the time we entered into the Credit Facility.

Results of Operations

Our results of operations for each of the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended		Variance	Percent Change
	September 30,		2011 vs.	2011 vs.	Favorable/
(In thousands)	2011	2010	2010	2010	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$23,496	$28,663	$(5,167)	18.0%	U
Buyout fees	3,044	40,000	(36,956)	92.4%	U
Resident fees for consolidated communities	126,179	88,655	37,524	42.3%	F
Ancillary fees	7,641	11,113	(3,472)	31.2%	U
Professional fees from development, marketing and other	553	847	(294)	34.7%	U
Reimbursed costs incurred on behalf of managed communities	179,038	212,386	(33,348)	15.7%	U

Total operating revenue	339,951	381,664	(41,713)	10.9%	U

Operating expenses:
Community expense for consolidated communities	91,819	64,881	26,938	41.5%	U
Community lease expense	19,476	15,384	4,092	26.6%	U
Depreciation and amortization	10,728	11,997	(1,269)	10.6%	F
Ancillary expenses	7,127	10,558	(3,431)	32.5%	F
General and administrative	28,263	31,235	(2,972)	9.5%	F
Carrying costs of liquidating trust assets	658	551	107	19.4%	U
Accounting Restatement, Special Independent
Committee inquiry, SEC investigation and stockholder litigation	0	314	(314)	N/A	F
Restructuring costs	0	1,061	(1,061)	N/A	F
Provision for doubtful accounts	1,028	1,535	(507)	33.0%	F
Impairment of long-lived assets	2,899	1,014	1,885	185.9%	U
Loss on financial guarantees and other contracts	0	167	(167)	N/A	F
Costs incurred on behalf of managed communities	180,275	216,713	(36,438)	16.8%	F

Total operating expenses	342,273	355,410	(13,137)	3.7%	F

(Loss) income from operations	(2,322)	26,254	(28,576)	NM	U
Other non-operating income (expense):
Interest income	705	339	366	108.0%	F
Interest expense	(6,207)	(1,893)	(4,314)	227.9%	U
Gain on investments	0	663	(663)	N/A	U
Gain on fair value of liquidating trust note	0	108	(108)	N/A	U
Other expense	(2,590)	373	(2,963)	NM	U

Total other non-operating expense	(8,092)	(410)	(7,682)	NM	U
Gain on the sale and development of real estate and equity interests	727	653	74	11.3%	F
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	5,304	(848)	6,152	NM	F
Loss from investments accounted for under the profit sharing method	(2,096)	(5,692)	3,596	63.2%	F

(Loss) income before provision for income taxes and discontinued operations	(6,479)	19,957	(26,436)	NM	U
Provision for income taxes	(72)	(79)	7	8.9%	F

(Loss) income before discontinued operations	(6,551)	19,878	(26,429)	NM	U
Discontinued operations, net of tax	(1,776)	(726)	(1,050)	144.6%	U

Net (loss) income attributable to common shareholders	(8,327)	19,152	(27,479)	NM	U
Less: Net income attributable to noncontrolling interests	(407)	(409)	2	0.5%	F

Net (loss) income attributable to common shareholders	$(8,734)	$18,743	$(27,477)	NM	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

				Percent
	For the Nine Months Ended		Variance	Change
	September 30,		2011 vs.	2011 vs.	Favorable/
(In thousands)	2011	2010	2010	2010	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$72,110	$81,433	$(9,323)	11.4%	U
Buyout fees	3,044	53,471	(50,427)	94.3%	U
Resident fees for consolidated communities	339,161	263,780	75,381	28.6%	F
Ancillary fees	22,751	32,535	(9,784)	30.1%	U
Professional fees from development, marketing and other	1,398	3,539	(2,141)	60.5%	U
Reimbursed costs incurred on behalf of managed communities	543,168	648,479	(105,311)	16.2%	U

Total operating revenue	981,632	1,083,237	(101,605)	9.4%	U

Operating expenses:
Community expense for consolidated communities	245,030	194,991	50,039	25.7%	U
Community lease expense	57,281	45,023	12,258	27.2%	U
Depreciation and amortization	26,752	28,879	(2,127)	7.4%	F
Ancillary expenses	21,099	30,504	(9,405)	30.8%	F
General and administrative	88,216	92,850	(4,634)	5.0%	F
Carrying costs of liquidating trust assets	1,700	1,790	(90)	5.0%	F
Accounting Restatement, Special Independent
Committee inquiry, SEC investigation and stockholder litigation	0	673	(673)	N/A	F
Restructuring costs	0	10,885	(10,885)	N/A	F
Provision for doubtful accounts	2,552	3,613	(1,061)	29.4%	F
Impairment of long-lived assets	8,254	4,373	3,881	88.7%	U
(Gain) loss on financial guarantees and other contracts	(12)	477	(489)	NM	F
Costs incurred on behalf of managed communities	545,953	651,854	(105,901)	16.2%	F

Total operating expenses	996,825	1,065,912	(69,087)	6.5%	F

(Loss) income from operations	(15,193)	17,325	(32,518)	NM	U
Other non-operating income (expense):
Interest income	1,868	949	919	96.8%	F
Interest expense	(12,047)	(6,131)	(5,916)	96.5%	U
Gain on investments	0	1,310	(1,310)	N/A	U
Gain on fair value of pre-existing equity interest from a business combination	11,250	0	11,250	N/A	F
Gain on fair value of liquidating trust note	88	1,221	(1,133)	92.8%	U
Other expense	(2,618)	(862)	(1,756)	203.7%	U

Total other non-operating expense	(1,459)	(3,513)	2,054	58.5%	F
Gain on the sale and development of real estate and equity interests	3,817	2,863	954	33.3%	F
Sunrise’s share of loss and return on investment in unconsolidated communities	(1,454)	(3,189)	1,735	54.4%	F
Loss from investments accounted for under the profit sharing method	(6,860)	(10,469)	3,609	34.5%	F

(Loss) income before provision for income taxes and discontinued operations	(21,149)	3,017	(24,166)	NM	U
Provision for income taxes	(1,575)	(1,197)	(378)	31.6%	U

(Loss) income before discontinued operations	(22,724)	1,820	(24,544)	NM	U
Discontinued operations, net of tax	(1,029)	48,623	(49,652)	NM	U

Net (loss) income	(23,753)	50,443	(74,196)	NM	U
Less: Net income attributable to noncontrolling interests	(1,408)	(1,389)	(19)	1.4%	U

Net (loss) income attributable to common shareholders	$(25,161)	$49,054	$(74,215)	NM	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	Three Months Ended September 30, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$19,640	$0	$3,856	$0	$23,496
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	17,124	109,055	0	0	126,179
Ancillary fees	7,641	0	0	0	7,641
Professional fees from development, marketing and other	0	0	76	477	553
Reimbursed costs incurred on behalf of managed communities	176,176	0	2,862	0	179,038

Total operating revenues	223,625	109,055	6,794	477	339,951
Operating expenses:
Community expense for consolidated communities	10,365	81,454	0	0	91,819
Community lease expense	4,684	14,792	0	0	19,476
Depreciation and amortization	634	7,999	0	2,095	10,728
Ancillary expenses	7,127	0	0	0	7,127
General and administrative	0	0	4,375	23,888	28,263
Carrying costs of liquidating trust assets	0	0	0	658	658
Provision for doubtful accounts	550	472	0	6	1,028
Impairment of long-lived assets	0	2,370	0	529	2,899
Costs incurred on behalf of managed communities	177,395	0	2,880	0	180,275

Total operating expenses	200,755	107,087	7,255	27,176	342,273

Income (loss) from operations	$22,870	$1,968	$(461)	$(26,699)	$(2,322)

	Three Months Ended September 30, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$25,429	$0	$3,234	$0	$28,663
Buyout fees	40,000	0	0	0	40,000
Resident fees for consolidated communities	5,960	82,695	0	0	88,655
Ancillary fees	11,113	0	0	0	11,113
Professional fees from development, marketing and other	0	0	484	363	847
Reimbursed costs incurred on behalf of managed communities	209,351	0	3,035	0	212,386

Total operating revenues	291,853	82,695	6,753	363	381,664
Operating expenses:
Community expense for consolidated communities	3,987	60,894	0	0	64,881
Community lease expense	399	14,985	0	0	15,384
Depreciation and amortization	4,999	4,035	0	2,963	11,997
Ancillary expenses	10,558	0	0	0	10,558
General and administrative	0	0	2,998	28,237	31,235
Carrying costs of liquidating trust assets	0	0	0	551	551
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	314	314
Restructuring costs	0	0	0	1,061	1,061
Provision for doubtful accounts	1,002	163	0	370	1,535
Impairment of long-lived assets	0	0	0	1,014	1,014
Loss on financial guarantees and other contracts	167	0	0	0	167
Costs incurred on behalf of managed communities	213,676	0	3,037	0	216,713

Total operating expenses	234,788	80,077	6,035	34,510	355,410

Income (loss) from operations	$57,065	$2,618	$718	$(34,147)	$26,254

	Nine Months Ended September 30, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$61,181	$0	$10,929	$0	$72,110
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	49,209	289,952	0	0	339,161
Ancillary fees	22,751	0	0	0	22,751
Professional fees from development, marketing and other	0	0	517	881	1,398
Reimbursed costs incurred on behalf of managed communities	536,613	0	6,555	0	543,168

Total operating revenues	672,798	289,952	18,001	881	981,632
Operating expenses:
Community expense for consolidated communities	29,899	215,131	0	0	245,030
Community lease expense	13,562	43,719	0	0	57,281
Depreciation and amortization	1,904	18,073	0	6,775	26,752
Ancillary expenses	21,099	0	0	0	21,099
General and administrative	0	0	9,259	78,957	88,216
Carrying costs of liquidating trust assets	0	0	0	1,700	1,700
Provision for doubtful accounts	1,241	905	0	406	2,552
Impairment of long-lived assets	0	6,830	0	1,424	8,254
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	539,302	0	6,651	0	545,953

Total operating expenses	606,995	284,658	15,910	89,262	996,825

Income (loss) from operations	$65,803	$5,294	$2,091	$(88,381)	$(15,193)

	Nine Months Ended September 30, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$72,108	$0	$9,325	$0	$81,433
Buyout fees	53,471	0	0	0	53,471
Resident fees for consolidated communities	17,550	246,230	0	0	263,780
Ancillary fees	32,535	0	0	0	32,535
Professional fees from development, marketing and other	0	0	2,834	705	3,539
Reimbursed costs incurred on behalf of managed communities	639,855	0	8,624	0	648,479

Total operating revenues	815,519	246,230	20,783	705	1,083,237
Operating expenses:
Community expense for consolidated communities	11,846	183,145	0	0	194,991
Community lease expense	1,180	43,843	0	0	45,023
Depreciation and amortization	7,418	11,949	0	9,512	28,879
Ancillary expenses	30,504	0	0	0	30,504
General and administrative	0	0	9,522	83,328	92,850
Carrying costs of liquidating trust assets	0	0	0	1,790	1,790
Accounting Restatement, Special Independent Committee inquiry,
SEC investigation and stockholder litigation	0	0	0	673	673
Restructuring costs	0	0	0	10,885	10,885
Provision for doubtful accounts	2,598	645	0	370	3,613
Impairment of long-lived assets	0	826	0	3,547	4,373
Loss on financial guarantees and other contracts	477	0	0	0	477
Costs incurred on behalf of managed communities	643,228	0	8,626	0	651,854

Total operating expenses	697,251	240,408	18,148	110,105	1,065,912

Income (loss) from operations	$118,268	$5,822	$2,635	$(109,400)	$17,325

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Operating Revenue

Management fees

Management fees were $23.5 million in the third quarter of 2011 compared to $28.7 million in the third quarter of 2010, a decrease of $5.2 million or 18.1%.

North American Management variance

•	$3.8 million decrease as a result of terminated management contracts;

•	$1.5 million decrease as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•

$1.0 million decrease as a result of six communities leased from a venture whose operations are now consolidated effective January 2011 and new management agreements for the other 23 communities owned by that venture;

•	$0.4 million decrease in incentive management fees;

•	$0.9 million increase from stabilized communities;

•	$0.1 million increase from communities in the lease-up phase;

United Kingdom Management variance

•	$0.6 million increase related to communities in the U.K. due to continued lease-up.

Buyout fees

Buyout fees were $3.0 million in the third quarter of 2011 as a result of the buyout of four management contracts compared to $40.0 million in the third quarter of 2010 as a result of the buyout of 27 management contracts.

Resident fees for consolidated communities

Resident fees for consolidated communities were $126.2 million in the third quarter of 2011 compared to $88.7 million in the third quarter of 2010, an increase of $37.5 million or 42.3%.

Consolidated Communities variance

•	$21.0 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$4.7 million increase from increases in average daily rates;

•	$0.9 million increase from three Canadian communities in the lease-up phase;

•	$0.3 million decrease due to lower average occupancy;

North American Management variance

•	$10.7 million increase as a result of six communities in a venture whose operations are now consolidated effective January 2011;

•	$0.5 million increase from two domestic controlling interest properties.

Ancillary fees

Ancillary fees were comprised of the following, all of which are included in our North American Management segment:

	Three Months Ended
	September 30,
(In millions)	2011	2010
New York Health Care Services	$7.6	$10.5
Fountains Health Care Services	0.0	0.6

	$7.6	$11.1

The decrease in ancillary revenue of $3.5 million in the third quarter of 2011 compared to the third quarter of 2010 resulted from a decrease of $3.2 million from the leasing of the six communities in a venture whose operations are now consolidated effective January 2011 and a $0.6 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $0.3 million from our New York health care properties.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.6 million in the third quarter of 2011 compared to $0.8 million in the third quarter of 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $179.0 million in the third quarter of 2011 compared to $212.4 million in the third quarter of 2010.

North American Management variance

•	$33.2 million decrease due to 49 fewer communities being managed in 2011; and

United Kingdom Management variance

•	$0.2 million decrease due to the types of costs being reimbursed.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $91.8 million in the third quarter of 2011 compared to $64.9 million in the third quarter of 2010, an increase of $26.9 million or 41.4%.

Consolidated Communities variance

•	$13.2 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$3.6 million increase in insurance expense;

•	$3.2 million increase from overall higher expenses in existing communities;

•	$0.5 million increase from the three Canadian communities in the lease-up phase;

North American Management variance

•	$6.1 million increase as a result of six communities leased from a venture whose operations are now consolidated effective January 2011;

•	$0.3 million increase from two domestic controlling interest properties.

Community lease expense

Community lease expense increased $4.1 million from $15.4 million in the third quarter of 2010 to $19.5 million in the third quarter of 2011. This increase in lease expense relates primarily to the six communities leased from a venture whose operations are now consolidated effective January 2011 (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $10.7 million in the third quarter of 2011 and $12.0 million in the third quarter of 2010, a decrease of $1.3 million or 10.8%.

Consolidated Communities variance

•	$4.0 million increase associated with the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

North American Management variance

•	$4.4 million decrease was primarily related to the accelerated amortization of management contracts due to terminations in 2010;

Corporate variance

•	$0.9 million decrease was primarily related to certain computer hardware and software being fully depreciated in 2010.

Ancillary expenses

Ancillary expenses were comprised of the following, all of which are included in our North American Management segment:

	Three Months Ended September 30,
(In millions)	2011	2010
New York Health Care Services	$7.1	$10.0
Fountains Health Care Services	0.0	0.6

	$7.1	$10.6

The decrease in ancillary expense of $3.5 million in the third quarter of 2011 compared to the third quarter of 2010 resulted from a decrease of $3.2 million from six communities leased from a venture whose operations are now consolidated effective January 2011 and a $0.6 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $0.3 million from our New York health care properties.

General and administrative

General and administrative expense was $28.3 million in the third quarter of 2011 compared to $31.2 million in the third quarter of 2010, a decrease of $2.9 million or 9.3%.

Corporate variance

•	$4.2 million decrease in legal and professional fees relating to our transaction costs with venture partners in the third quarter of 2010;

•	$1.4 million decrease in salaries and bonuses;

•

$1.5 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of office lease expense, travel, training and other general office expenses;

•	$1.4 million increase in legal fees related to various litigation proceedings;

•	$1.1 million increase in legal and professional fees primarily related to our CNL and AL US transactions;

•	$1.2 million increase in stock and deferred compensation expense;

•	$0.7 million increase in severance expense;

United Kingdom variance

•	$0.3 million decrease in cost related to cost containment initiatives.

Carrying costs of liquidating trust assets

Carrying costs of liquidating trust assets were $0.7 million and $0.6 million in the third quarter of 2011 and 2010, respectively.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were $0.3 million in the third quarter of 2010. The SEC investigation was settled in July 2010.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $1.1 million in the third quarter of 2010. Our restructuring program was completed in 2010.

Provision for doubtful accounts

The provision for doubtful accounts was $1.0 million in the third quarter of 2011 compared to $1.5 million in the third quarter of 2010. The decrease of $0.5 million or 33.3% was primarily due to decreases in reserves related to advances to ventures.

Impairment of long-lived assets

Impairment of long-lived assets was $2.9 million in the third quarter of 2011 related to four land parcels. Impairment of long-lived assets was $1.0 million in the third quarter of 2010 relating to one land parcel and one condominium development project.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of zero and $0.2 million in the third quarter of 2011 and 2010, respectively. In 2010, the loss related to a guarantee to fund certain amounts towards an expansion project for one of our ventures.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $180.3 million in the third quarter of 2011 compared to $216.7 million in the third quarter of 2010.

North American Management variance

•	$36.3 million decrease due to 49 fewer communities being managed in 2011;

United Kingdom Management variance

•	$0.2 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating Income (Expense)

Total other non-operating income (expense) was $(8.1) million and $(0.4) million for the third quarter of 2011 and 2010, respectively. The increase in other non-operating expense was primarily due to:

•	$0.4 million increase in interest income;

•	$4.3 million increase in interest expense primarily due to the issuance of junior subordinated convertible notes in April 2011 and the ALUS debt;

•	$0.7 million decrease of gain on our investments in auction rate securities that were sold in 2010;

•	$0.1 million decrease in fair value of the liquidating trust notes;

•	$3.4 million increase in net foreign exchange losses detailed in the following table (in millions):

	Three Months Ended September 30,
	2011	2010
Canadian Dollar	$(2.8)	$0.8
Euro	0.2	0.0

Total	$(2.6)	$0.8

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $0.7 million for both the third quarter of 2011 and 2010. The gains in 2011 and 2010 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

	Three Months Ended September 30,
(in millions)	2011	2010
Sunrise’s share of earnings (losses) in unconsolidated communities	$3.6	$(1.6)
Return on investment in unconsolidated communities	1.7	2.7
Impairment of investment	0.0	(1.9)

	$5.3	$(0.8)

The increase in our share of earnings (loss) in unconsolidated communities of $5.2 million was primarily due to our U.K. venture receiving contingent sales proceeds during the three months ended September 30, 2011 related to two communities it sold in 2010. As a result, the venture recorded an additional gain, of which we recognized $4.9 million for our equity interest.

Distributions from investments where the equity method has been suspended were $2.1 million lower in 2011 than 2010 primarily as a result of our 2010 sale of our equity interests in eleven ventures to Ventas. Proceeds from the sale of two communities within a venture where the book value was zero resulted in a return on investment of $1.1 million for the three months ended September 30, 2011.

In September 2010, based on an event of default under the loan agreement of a venture in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $2.1 million and $5.7 million for the third quarter of 2011 and 2010, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met. Losses were higher in 2010 primarily due to default interest being accrued on the loans for the condominium community in 2010. The accrual of the default interest was reversed in the fourth quarter of 2010 when a default waiver was obtained from the lender.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $0.1 million for both the third quarter of 2011 and 2010. Our effective tax rate from continuing operations was (1.1)% and 0.4% for the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Loss from discontinued operations was $1.8 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively. Discontinued operations consist primarily of three communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Operating Revenue

Management fees

Management fees were $72.1 million in the first nine months of 2011 compared to $81.4 million in the first nine months of 2010, a decrease of $9.3 million or 11.4%.

North American Management variance

•	$12.4 million decrease as a result of terminated management contracts;

•

$2.8 million decrease as a result of six communities leased from a venture whose operations are now consolidated effective January 2011 and new management agreements for the other 23 communities owned by that venture;

•	$1.9 million decrease as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$2.8 million increase as a result of a non-recurring 2010 agreement to settle certain management agreement disputes with one of our venture partners;

•	$2.2 million increase from stabilized communities;

•	$0.5 million increase in incentive management fees;

•	$0.5 million increase from communities in the lease-up phase;

•	$0.4 million increase as a result of management fee reductions in 2010 due to the operating performance of one of our portfolios;

United Kingdom Management variance

•	$1.6 million increase related to communities in the U.K. due to continued lease-up.

Buyout fees

Buyout fees were $3.0 million in the first nine months of 2011 as a result of the buyout of four management contracts compared to $53.5 million in the first nine months of 2010 as a result of the buyout of 31 management contracts.

Resident fees for consolidated communities

Resident fees for consolidated communities were $339.2 million in the first nine months of 2011 compared to $263.8 million in the first nine months of 2010, an increase of $75.4 million or 28.6%.

North American Management variance

•	$30.6 million increase as a result of six communities in a venture whose operations are now consolidated effective January 2011;

•	$1.1 million increase from two domestic controlling interest properties;

Consolidated Communities variance

•	$13.9 million increase from increases in average daily rates;

•	$27.9 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$2.4 million increase from three Canadian communities in the lease-up phase;

•	$0.5 million decrease from lower average occupancy.

Ancillary fees

Ancillary fees were comprised of the following, all of which are included in our North American Management segment:

	Nine Months Ended September 30,
(In millions)	2011	2010
New York Health Care Services	$22.8	$30.5
Fountains Health Care Services	0.0	2.0

	$22.8	$32.5

The decrease in ancillary revenue of $9.7 million in the first nine months of 2011 compared to the first nine months of 2010 resulted from a decrease of $8.9 million from the leasing of the six communities in a venture whose operations are now consolidated effective January 2011 and a $2.0 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $1.2 million from our New York health care properties.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $1.4 million in the first nine months of 2011 compared to $3.5 million in the first nine months of 2010. The decrease relates primarily to the completion of all development activities in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $543.2 million in the first nine months of 2011 compared to $648.5 million in the first nine months of 2010.

North American Management variance

•	$103.1 million decrease due to 49 fewer communities being managed in 2011;

United Kingdom Management variance

•	$2.2 million decrease due to the types of costs being reimbursed.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $245.0 million in the first nine months of 2011 compared to $195.0 million in the first nine months of 2010, an increase of $50.0 million or 25.6%.

Consolidated Communities variance

•	$17.4 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$8.1 million increase in costs in existing communities;

•	$4.3 million increase in insurance expense;

•	$1.5 million increase from three Canadian communities in the lease-up phase;

•	$0.6 million increase from one domestic community for prior year excess profit transfers to a capital reserve trust to benefit all unit owners in the community;

North American Management variance

•	$17.6 million increase as a result of six communities leased from a venture whose operations are now consolidated effective January 2011;

•	$0.6 million increase from two domestic controlling interest communities.

Community lease expense

Community lease expense increased $12.3 million from $45.0 million in the first nine months of 2010 to $57.3 million in the first nine months of 2011. This increase in lease expense relates primarily to the six communities leased from a venture whose operations are now consolidated effective January 2011 (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $26.8 million in the first nine months of 2011 and $28.9 million in the first nine months of 2010, a decrease of $2.1 million or 7.3%.

North American Management variance

•	$5.5 million decrease was primarily related to the accelerated amortization of management contracts due to terminations in 2010;

Consolidated Communities variance

•	$6.1 million increase was primarily related to the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

Corporate variance

•	$2.7 million decrease was primarily related to certain computer hardware and software being fully depreciated in 2010.

Ancillary expenses

Ancillary expenses were comprised of the following, all of which are included in our North American Management segment:

	Nine Months Ended September 30,
(In millions)	2011	2010
New York Health Care Services	$21.1	$28.5
Fountains Health Care Services	0.0	2.0

	$21.1	$30.5

The decrease in ancillary expense of $9.4 million in the first nine months of 2011 compared to the first nine months of 2010 resulted from a decrease of $8.6 million from six communities leased from a venture whose operations are now consolidated effective January 2011 and a $2.0 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $1.2 million from our New York health care properties.

General and administrative

General and administrative expense was $88.2 million in the first nine months of 2011 compared to $92.9 million in the first nine months of 2010, a decrease of $4.7 million or 5.1%.

Corporate variance

•	$8.1 million decrease in legal and professional fees relating to our litigation with affiliates of HCP, Inc. which was settled in August 2010;

•	$4.2 million decrease in legal and professional fees relating to our transaction costs with venture partners in the third quarter of 2010;

•	$3.2 million decrease in salaries and bonuses;

•

$4.1 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of office lease expense, travel, training and other general office expenses;

•	$4.4 million increase in severance expense;

•	$2.0 million increase in retention bonus;

•	$3.5 million increase in legal and professional fees primarily related to litigation proceedings;

•	$3.1 million increase in legal and professional fees primarily related to our 2011 transactions;

•	$2.9 million increase in stock and deferred compensation expense;

United Kingdom Management variance

•	$0.3 million decrease related to cost containment initiatives.

Carrying costs of liquidating trust assets

Carrying costs of liquidating trust assets were $1.7 million in the first nine months of 2011 and $1.8 million in the first nine months of 2010. The decrease of $0.1 million was the result of land parcels being sold.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were $0.7 million in the first nine months of 2010. The SEC investigation was settled in July 2010.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $10.9 million in the first nine months of 2010. Our restructuring program was completed in 2010.

Provision for doubtful accounts

The provision for doubtful accounts was $2.6 million in the first nine months of 2011 compared to $3.6 million in the first nine months of 2010. The decrease of $1.0 million or 27.8% was primarily due to the recovery of previously written off venture receivables in 2011 and decreases in reserves related to advances to ventures.

Impairment of long-lived assets

Impairment of long-lived assets was $8.3 million in the first nine months of 2011 related to one operating community in Canada and five land parcels. Impairment of long-lived assets was $4.4 million in the first nine months of 2010 relating to five land parcels, one operating community and one condominium development project.

Gain (loss) on financial guarantees and other contracts

We recorded a gain on our financial guarantees of $12 thousand in the first nine months of 2011 and a loss of $(0.5) million in the first nine months of 2010. In 2010, the loss related to a construction cost overrun guarantee on a condominium project and a guarantee to fund certain amounts towards an expansion project for one of our ventures.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $546.0 million in the first nine months of 2011 compared to $651.9 million in the first nine months of 2010.

North American Management variance

•	$103.9 million decrease due to 49 fewer communities being managed in 2011;

United Kingdom Management variance

•	$2.0 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating Income (Expense)

Total other non-operating income (expense) was $(1.5) million and $(3.5) million for the first nine months of 2011 and 2010, respectively. The decrease in other non-operating expense was primarily due to:

•	$0.9 million increase in interest income primarily related to a deposit and a tax refund;

•	$5.9 million increase in interest expense due to the issuance of junior subordinated convertible notes in April 2011;

•	$1.3 million decrease of gain on our investments in auction rate securities that were sold in 2010;

•	$11.3 million increase of gain on fair value of pre-existing equity interest from a business combination related to the AL US transaction;

•	$1.1 million decrease in the fair value of the liquidating trust notes;

•	$2.7 million increase in net foreign exchange losses detailed in the following table (in millions):

	Nine Months Ended September 30,
	2011	2010
Canadian Dollar	$(1.7)	$1.0
Euro	(0.2)	0.0
British Pound	0.0	(0.2)

Total	$(1.9)	$0.8

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $3.8 million and $2.9 million for the first nine months of 2011 and 2010, respectively. In 2011, a $2.0 million gain was recognized when we received a payment after the buyer received zoning approval for the land parcel upon which the payment was dependent. The remaining gains in 2011 and 2010 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Losses and Return on Investment in Unconsolidated Communities

	Nine Months Ended September 30,
(in millions)	2011	2010
Sunrise’s share of losses in unconsolidated communities	$(5.7)	$(0.9)
Return on investment in unconsolidated communities	6.2	7.6
Impairment of investment	(2.0)	(9.9)

	$(1.5)	$(3.2)

The increase in our share of losses in unconsolidated communities of $4.8 million was primarily due to our share of losses of $9.9 million from one of our CNL ventures which incurred recapitalization and transaction costs in January 2011 when we increased our ownership percentage from 10% to 40% and the venture obtained new debt (refer to Note 6). In 2010, our U.K. venture sold two communities resulting in a gain of which we recognized $4.6 million. In 2011, the same U.K. venture received additional contingent sale proceeds on the two communities. As a result, the venture recorded an additional gain, of which we recognized $4.9 million for our equity interest. Also, in 2010, we recognized $3.8 million of losses from two ventures where our investments were impaired and were written off in 2010 and the first quarter of 2011.

Distributions from investments where the equity method has been suspended were $4.9 million lower in 2011 than 2010 primarily as a result of our 2010 sale of our equity interests in eleven ventures to Ventas. Also, during the first nine months of 2011 and 2010, we recognized $2.7 million and $0.3 million, respectively, of gain when certain contractual obligations expired. Proceeds from the sale of two communities within a venture where the book value was zero resulted in a return on investment of $1.1 million for the nine months ended September 30, 2011.

In 2011, based on economic challenges and defaults under the venture’s construction loan agreements, we considered our equity investment in one of our ventures to be impaired and wrote down the equity investment by $2.0 million.

In 2010, (i) based on an event of default under the loan agreement of a venture in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining investment balance of $1.9 million; (ii) we received notification from one of our capital partners that our interest in two ventures, in which we had a 20% interest, had been reduced to zero and extinguished, thus resulting in the write off of the remaining equity investment of $1.8 million; and (iii) we considered one cost method investment, in which we have an approximate 9% interest, to be impaired and wrote off $5.5 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $6.9 million and $10.5 million for the first nine months of 2011 and 2010, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met. Losses were higher in 2010 primarily due to default interest being accrued on the loans for the condominium community in 2010. The accrual of the default interest was reversed in the fourth quarter of 2010 when a default waiver was obtained from the lender.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $1.6 million and $1.2 million for the first nine months of 2011 and 2010, respectively. Our effective tax rate from continuing operations was (7.5)% and 39.7% for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

(Loss) income from discontinued operations was $(1.0) million and $48.6 million for the nine months ended September 30, 2011 and 2010, respectively. Discontinued operations consist primarily of three communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010.

Liquidity and Capital Resources

Overview

We had $82.9 million and $66.7 million of unrestricted cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively. We entered into a new $50 million senior revolving line of credit with KeyBank which closed during the second quarter of 2011. As of September 30, 2011, there were no outstanding draws against this credit facility and $9.8 million of letters of credit were issued and outstanding. As of September 30, 2011, we had $0.9 million in outstanding letters of credit on our terminated Bank of America Bank Credit Facility (the “BoA Bank Credit Facility”). They are fully cash collateralized. We are in the process of transferring these letters of credit to our new credit facility with KeyBank, at which point the current cash collateral under the BoA Bank Credit Facility will be available for general corporate purposes.

Debt

At September 30, 2011 and December 31, 2010, we had $555.7 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 3.95% and 2.78%, respectively, as follows (in thousands):

	September 30,	December 31,
	2011	2010
AL US debt, at fair value (1)	$323,113	$0
Community mortgages	94,166	96,942
Liquidating trust notes	26,255	38,264
Convertible subordinated notes	86,250	0
Other	4,142	5,284
Variable interest entity	21,770	22,510

	$555,696	$163,000

(1)	The principal amount of the debt at September 30, 2011 was $336.6 million.

Of the outstanding debt at September 30, 2011, we had $87.6 million of fixed-rate debt with an interest rate of 5.03% and $468.1 million of variable rate debt with a weighted average interest rate of 3.76%.

Of our total debt of $555.7 million, $46.7 million was in default as of September 30, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The principal balance of $45.3 million was due on April 30, 2011. We are in discussions with the lender and are working toward implementing a revised business plan at the communities and obtaining a loan extension. If we are unable to extend the mortgage, it may have an adverse impact on our financial condition, cash flows and results of operations.

Principal maturities of debt at September 30, 2011 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Note	Convertible Subordinated Notes	Other	Total
Default	$45,333	$1,365	$0	$0	$0	$46,698
4th Qtr. 2011	0	0	0	0	368	368
2012	27,812	775	26,255	0	2,207	57,049
Thereafter	344,134	19,630	0	86,250	1,567	451,581

	$417,279	$21,770	$26,255	$86,250	$4,142	$555,696

AL US Debt

In connection with the AL US transaction (refer to Note 5), on June 2, 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% and the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of September 30, 2011 was $323.1 million and the face amount was $336.6 million.

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold 10 North American properties in the liquidating trust for gross proceeds of approximately $26.7 million with an aggregate appraised value of $33.2 million through September 30, 2011. As of September 30, 2011, the electing lenders have received net proceeds of $23.4 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million on the consolidated balance sheet in 2010 and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of September 30, 2011 was $4.1 million.

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

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of September 30, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of September 30, 2011 was $26.3 million, which represents our minimum payment guarantee at that date.

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

The Credit Facility is secured by our 40% equity interest in CC3, our joint venture with a wholly owned subsidiary of CNL, that owns 29 senior living communities managed by us. The Credit Facility replaces our Bank of America Bank Credit Facility (“BoA Bank Credit Facility”).

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

At September 30, 2011, there were no draws against the Credit Facility and $9.8 million in letters of credit outstanding.

Terminated Bank Credit Facility

We entered into a termination agreement with regards to our BoA Bank Credit Facility in June 2011 at the time we entered into the Credit Facility with KeyBank. The termination agreement provides, among other things, that we will use good faith efforts to cause any outstanding letters of credit under the BoA Bank Credit Facility to be returned promptly to Bank of America for cancellation. As each letter of credit is cancelled, Bank of America will return to us the cash collateral proportionate to the letter of credit cancelled and will release any lien it may have upon our assets in connection with the BoA Bank Credit Facility. At September 30, 2011, there were $0.9 million in letters of credit outstanding under the BoA Bank Credit Facility.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at September 30, 2011 was $27.8 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.5 billion with near-term scheduled debt maturities of $0.4 billion for the remainder of 2011 and $0.2 billion in 2012. Of this $2.5 billion of debt, there is $0.9 billion of debt that is in default as of September 30, 2011. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.7 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One venture’s mortgage loan is in default at September 30, 2011 due to a violation of certain loan covenants. The mortgage loan balance was $627.9 million as of September 30, 2011. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. The lender has rights which include foreclosure on the communities and/or termination of our management agreements. The venture is in discussions with the lender regarding the possibility of entering into a loan modification. During the nine months ended September 30, 2011, we recognized $5.7 million in management fees from this venture. Our United Kingdom Management segment reported $2.1 million in income from operations for the nine months ended September 30, 2011. Our investment balance in this venture was zero at September 30, 2011.

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living component with each component owned by a different venture. In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at September 30, 2011 was $8.6 million for the two ventures. We recorded losses of $2.1 million and $5.7 million for the three months ended September 30, 2011 and 2010, respectively, and $6.9 million and $10.5 million for the nine months ended September 30, 2011 and 2010, respectively.

We are obligated to our partner and the lender on the assisted living venture to fund future operating shortfalls. We are also obligated to our partner on the condominium venture to fund operating shortfalls. We have funded $7.8 million under the guarantees through September 30, 2011, of which approximately $0.9 million was funded in 2011. In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.

The depressed condominium real estate market in the Washington D.C. area has resulted in lower sales and pricing than forecasted and we believe the partners have no remaining equity in the condominium project. Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls.

As of September 30, 2011, loans of $116.4 million for the residential condominium venture and the loan of $30.0 million for the assisted living venture are both in default. We have accrued $2.2 million in default interest relating to these loans. We are in discussions with the lenders regarding these defaults.

Off-Balance Sheet Arrangements

We have had no material changes in our off-balance sheet arrangements since December 31, 2010.

Guarantees

Refer to Note 12, Commitments and Contingencies, for a discussion of guarantees outstanding at September 30, 2011.

Cash Flows

Net cash provided by operating activities was $25.7 million and $46.7 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $21.0 million. This change in cash provided by operations was primarily due to an operating loss in 2011 compared to operating income in 2010.

Net cash (used in) provided by investing activities was $(47.6) million and $63.9 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $111.5 million. The change in cash used in investing activities was primarily due to the purchase of AL US for $45.3 million, a $1.4 million decrease in payments from communities under development, a $0.6 million increase in capital expenditures and net proceeds for an investment under the profit-sharing method, a $24.5 million decrease in cash provided by discontinued operations, a $11.1 million decrease in the proceeds from the disposition of assets, a $11.6 million increase in restricted cash, a $8.2 million decrease in proceeds from the sale of short term investments and an increase of $8.7 million in investments in unconsolidated communities.

Net cash provided by (used in) financing activities was $38.1 million and $(108.3) million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $146.4 million. This change was primarily due to the issuance of $86.3 million of junior subordinated convertible notes, a reduction in debt repayments net of borrowings of $44.7 million, a decrease in cash used in discontinued operations of $17.7 million and $1.1 million increase in proceeds from the exercise of stock options partially offset by an increase of $3.1 million in financing costs paid.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to all timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding pending and resolved or settled legal proceedings is contained in the “Legal Proceedings” subsection of Note 12 to the condensed consolidated financial statements and is incorporated herein by reference.

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

Repurchase of Shares of Common Stock

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2011.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer

INDEX OF EXHIBITS

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

10.1	Loan Agreement, dated as of June 14, 2007, by and among AL US Development Venture, LLC, as Borrower, HSH Nordbank AG, as Administrative Agent, Sole Arranger and Lender, and other lender parties thereto.	8-K/A	July 14, 2011	10.1

10.2	Third Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents, dated as of June 2, 2011, by and among AL US Development Venture, LLC, as Borrower, Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., certain indirect subsidiaries of Sunrise Senior Living Investments, Inc. and HSH Nordbank AG, as Administrative Agent and Lender.	8-K/A	July 14, 2011	10.4

10.3	Agreement Regarding Transfer of Partnership Interests (Ownco), dated as of August 15, 2011, by and between Master Morsun Acquisition LLC and Sunrise Senior Living Investments, Inc. *	N/A	N/A	N/A

10.4	Form of Executive Performance Unit Agreement (2008 Omnibus Incentive Plan, as amended). +*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

99.1	Revised Risk Factors	8-K	April 14, 2011	99.2

101.INS	XBRL Instance Document	Furnished with this report

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

*	Filed herewith.
+	Represents management contract or compensatory plan or arrangement.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, respectively; (ii) the Consolidated Balance Sheets at September 30, 2011, and December 31, 2010; and (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, respectively, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.