Form 10-K
period 2011-12-31
SUNRISE SENIOR LIVING INC
filed 2012-03-01
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates based upon the closing price of $9.53 per share on the New York Stock Exchange on June 30, 2011 was $515.7 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.

The number of shares of Registrant’s Common Stock outstanding was 57,662,303 at February 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our 2012 annual meeting proxy statement are incorporated by reference into Part III of this report.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to:

•

the risk that we may not be able to successfully execute our plan to sell certain assets mortgaged pursuant to our German restructure transaction or the net sale proceeds of the mortgaged North American properties may not be sufficient to pay the minimum amount guaranteed by Sunrise to the lenders that are party to the German restructure transactions;

•	the risk that we may be unable to reduce expenses and generate positive operating cash flows;

•	the risk that, as a result of our fully drawn line of credit with KeyBank National Association, we may be unable to generate sufficient cash from operations to fund our operations;

•	the risk of future obligations to fund guarantees to some of our ventures and lenders to the ventures;

•	the risk of further write-downs or impairments of our assets;

•	the risk that we are unable to obtain waivers, cure or reach agreements with respect to existing or future defaults under our loan, venture and construction agreements;

•	the risk that we will be unable to repay, extend or refinance our indebtedness as it matures, or that we will not comply with loan covenants;

•

the risk that our ventures will be unable to repay, extend or refinance their indebtedness as it matures, or that they will not comply with loan covenants creating a foreclosure risk to our venture interest and a termination risk to our management agreements;

•	the risk that we are unable to continue to recognize income from refinancings and sales of communities by ventures;

•	the risk of declining occupancies in existing communities or slower than expected leasing of newer communities;

•	the risk that we are unable to extend leases on our operating properties at expiration;

•	the risk that some of our management agreements, subject to early termination provisions based on various performance measures, could be terminated due to failure to achieve the performance measures;

•	the risk that our management agreements can be terminated in certain circumstances due to our failure to comply with the terms of the management agreements or to fulfill our obligations thereunder;

•	the risk that ownership of the communities we manage is heavily concentrated in a limited number of business partners;

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

Overview

We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981 and incorporated in Delaware in 1994, Sunrise began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, including independent living, assisted living, care for individuals with Alzheimer’s and other forms of memory loss, nursing and rehabilitative care. In the past, we also developed senior living communities for ourselves, for ventures in which we retained an ownership interest and for third parties. In 2009, due to economic conditions, we suspended all new development.

At December 31, 2011, we operated 311 communities, including 269 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 30,733. Of the 311 communities that we operated at December 31, 2011, 22 were wholly owned, 26 were under operating leases, one was consolidated as a variable interest entity, one was a consolidated venture, six were leased from a venture and consolidated, 113 were owned in unconsolidated ventures and 142 were owned by third parties.

During 2011, we (i) restructured and recapitalized three ventures; (ii) sold six assets in our liquidating trust formed in 2009 in connection with restructuring the debt for our discontinued German operations and reduced our restructuring obligations by $11.3 million; (iii) raised $86.2 million under a convertible notes offering; (iv) acquired a venture partner’s 80% interest in a 15 community portfolio; (v) secured a new $50.0 million bank credit facility; (vi) further reduced our annual recurring general and administrative expense by eliminating 69 positions and (vii) obtained third party approval to extend four leases related to operating communities until 2018.

In 2012, we expect to continue to focus on (a) operating high-quality assisted living and memory care communities in the United States, Canada and the United Kingdom; (b) increasing occupancy and improving the operating efficiency of our communities; (c) restructuring certain of our venture, leasing and lender relationships to further stabilize our revenue stream and cash flow; (d) seeking strategic investments in attractive real estate opportunities; (e) improving the operating efficiency of our corporate operations; and (f) reducing our operational and financial risk.

The Senior Living Industry

The senior living industry encompasses a broad spectrum of senior living service and care options, which include independent living, assisted living and skilled nursing care.

•

Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing), although some residents may contract with third parties for those services.

•

Assisted living meets the needs of seniors who seek housing with supportive care and services including assistance with activities of daily living and other services (for example, housekeeping, meals and activities).

•	Memory care meets the needs of seniors with Alzheimer’s disease and other cognitive impairments.

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

Basic Assisted Living

Our basic assisted living program includes:

•	assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene and grooming;

•	three meals per day served in a common dining room;

•	coordination of special diets;

•	emergency call systems in each unit;

•	delivery of medication as needed;

•	transportation to stores and community services;

•	assistance with coordination of medical services;

•	health promotion and related programs;

•	housekeeping services; and

•	social and recreational activities.

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

Reminiscence Care

We believe our Reminiscence neighborhoods distinguish us from many other senior living providers. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease and other cognitive impairments. Trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily care rate based on additional staff hours of care and services provided. As of December 31, 2011, approximately 25% of our residents participated in the Reminiscence program.

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

Managed Communities

In addition to communities we manage for ourselves, we manage 119 communities in which we have a minority ownership interest and 142 communities for third-party owners.

As of December 31, 2011, we managed 79 communities for Ventas, Inc. (“Ventas”), 46 communities for HCP, Inc. (“HCP”) and 48 communities for CNL Lifestyle Properties, Inc. (“CNL”).

Our management agreements have initial terms ranging from five to 30 years with various performance conditions and have management fees usually ranging from five to eight percent of community revenues. In addition, in certain management agreements, we have the opportunity to earn incentive management fees based on monthly or annual operating results.

The following table details our management agreements (management fee revenue in thousands):

Remaining Contract Term (1)(In years)	Number of Communities	2011 Management Fee Revenue	Weighted Average Management Fee Percent
0-5	15	$5,427	5.08%
6-10	2	336	6.28%
11-15	3	1,267	4.99%
16-20	60	24,034	6.35%
20+	183	61,256	5.76%
Sold/Terminated in 2010 and 2011 (2)	N/A	3,812	6.91%

	263	$96,132	5.88%

(1)	Although our management agreements have stated maturity dates, all of the agreements have provisions that allow early termination by the other party if certain conditions are not met. We were bought out of four and 32 management contracts in 2011 and 2010, respectively. These contracts generated $0.4 million and $12.8 million of revenue in 2011 and 2010, respectively.
(2)	In June 2011, we purchased our partner’s interest in a portfolio of 15 communities. Accordingly, we began consolidating these communities and therefore eliminate the management fee revenue post acquisition.

Investment in Ventures

We have investments in 23 ventures with ownership interests ranging from 9.8% to 50.0%. Our weighted average ownership percentage in our unconsolidated ventures, including our investments accounted for under the profit sharing method, is approximately 23.5% based on total assets as of December 31, 2011. These ventures own 119 senior living communities. We earned $43.4 million in management fees from these ventures, contributed $21.3 million in capital and received $13.8 million in distributions, including returns of capital, in 2011.

These ventures are leveraged and have total debt of $2.5 billion with near-term scheduled debt maturities of $0.3 billion in 2012. Of this $2.5 billion of debt, there is $0.9 billion of debt that is in default as of December 31, 2011. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.6 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity.

The following table summarizes certain key information regarding our ventures:

SUNRISE UNCONSOLIDATED VENTURES AS OF DECEMBER 31, 2011

	Ownership Percentage (1)	Number of Communities Owned	2011 Management Fees Earned (000s)
Ventures owning one community (2)	10.00% - 50.00%	7	$2,027
CC3 Acquisition, LLC	40.00%	29	5,830
CLPSun Partners III, LLC/CLPSun III Tenant, LP (3)	32.12%	7	2,924
SunVest, LLC	30.00%	2	605
CNLSun Partners II, LLC (4)	30.00%	6	721
Metropolitan Senior Housing, LLC (5)	25.00%	12	4,474
Master MetSun, LP	20.00%	11	3,832
Master MetSun Two, LP	20.00%	7	3,934
Master MetSun Three, LP	20.00%	3	1,195
Sunrise HBLR, LLC (5)	20.00%	4	1,806
PS UK Investment (Jersey) LP	20.00%	3	1,267
Sunrise First Euro Properties LP	20.00%	5	3,161
Master CNL Sun Dev I, LLC	20.00%	4	1,291
PS UK Investment II (Jersey) LP	16.90%	2	1,351
Dawn Limited Partnership	9.81%	17	9,003

		119	$43,421

(1)	In certain situations, our shares of cash distribution, profits or losses, are not equal to our ownership percentage.
(2)	Includes investments accounted for under the profit sharing method of accounting. Accordingly, we eliminate any management fees earned from these ventures.
(3)	In October 2011, CLPSun Parnters III, and CLPSun III Tenant, LP bought the ownership interest in Master MorSun, LP and MorSun Tenant, LP, which owned seven communities and the ventures were recapitalized.
(4)	In August 2011, CNLSun Partners II, LLC bought the ownership interest in MetSun Two Pool One, LLC, a subsidiary of Master MetSun Two, LP. MetSun Two Pool One, LLC owned six communities.
(5)	Metropolitan Senior Housing, LLC and HBLR, LLC lease the communities to MSH Operating, LLC and HBLR Operating, LLC, respectively. These amounts include management fees paid to us by the tenant.

Our Operating Communities

2011 Property Information

On December 31, 2011, we operated 311 senior living communities with a unit capacity of approximately 30,733. We manage communities that we own or lease, communities in which we have an ownership interest and communities owned by third parties.

The following tables summarize our portfolio of operating communities on December 31, 2011. “Total Unit Capacity” means the number of units that can be occupied in a community. While most of our units are single-occupancy, we do have a number of semi-private rooms, particularly in our skilled nursing and Reminiscence areas.

	Number of Communities
	Wholly Owned	Leased	Other (1)	Unconsolidated Ventures	Managed	Total
Beginning number December 31, 2010	10	26	2	137	144	319
Terminations/Sales/ Closures	(3)	0	0	(3)	(2)	(8)
Transfers/Other adjustments	15	0	6	(21)	0	0

Ending number December 31, 2011	22	26	8	113	142	311

	Total Unit Capacity
	Wholly Owned	Leased	Other (1)	Unconsolidated Ventures	Managed	Total
Beginning number December 31, 2010	750	5,673	508	10,987	13,252	31,170
Terminations/Sales/ Closures	(148)	0	0	(192)	(92)	(432)
Transfers/Other adjustments	1,101	2	449	(1,540)	(17)	(5)

Ending number December 31, 2011	1,703	5,675	957	9,255	13,143	30,733

(1)	Includes one community in a variable interest entity, one community in a consolidated venture and six communities leased from a venture.

2011 Operating Communities

	Number of Communities			Total Unit Capacity
Location	Consolidated (1)	Unconsolidated Ventures	Managed	Consolidated (1)	Unconsolidated Ventures	Managed
Arizona	2	3	1	233	298	79
California	16	13	14	1,533	888	1,583
Colorado	2	2	4	143	259	326
Connecticut	0	0	2	0	0	199
District of Columbia	1	0	1	100	0	172
Delaware	1	0	0	69	0	0
Florida	5	1	1	1,687	80	150
Georgia	0	3	8	0	231	868
Illinois	1	8	11	321	600	900
Indiana	0	1	0	0	140	0
Kansas	0	3	1	0	223	152
Kentucky	0	1	0	0	80	0
Louisiana	0	2	1	0	151	58
Maryland	2	3	9	491	529	979
Maine	0	1	0	0	180	0
Massachusetts	0	8	2	0	513	157
Michigan	2	4	7	95	277	535
Minnesota	0	3	7	0	214	532
Missouri	0	1	2	0	74	152
Nebraska	0	0	1	0	0	150
Nevada	0	1	0	0	79	0
New Jersey	2	8	15	495	563	1,434
New York	6	2	7	449	155	597
North Carolina	0	1	7	0	74	734
Ohio	4	2	5	250	98	382
Pennsylvania	3	6	6	688	456	500
Tennessee	0	0	1	0	0	113
Texas	1	4	1	145	386	77
Utah	0	1	1	0	134	79
Virginia	5	3	13	1,390	238	1,003
Washington	0	1	2	0	70	108
United Kingdom	0	27	0	0	2,265	0
Canada	3	0	12	246	0	1,124

Total	56	113	142	8,335	9,255	13,143

(1)	Includes 22 owned communities, 26 leased communities, one community in variable interest entity, one community in a consolidated venture and six communities leased from a venture.

Company Operations

Operating Structure

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

Our North American operations are organized into five geographic regions: Northeast, Southeast, Midwest, West and Mid-Atlantic. Senior team members are based in each of these regions for close oversight of community operations in these locations. A similar organizational structure is in place in the United Kingdom.

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

Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services. As permitted by state law, care managers who complete a special training program also supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefit of consistency and continuity in resident care. As such, in most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities to encourage seamless and consistent care for residents. The number of care managers working in a community varies according to the number of residents and their needs.

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

Quality Improvement Processes

We coordinate quality assurance programs at each of our communities through our regional offices. We have a resident survey program to bolster our quality assurance process and have added a former regulator to our team as the head of Regulatory Excellence. Our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services we provide.

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

Stand-alone independent living communities typically are not regulated as senior care facilities. However, communities that feature a combination of senior living options such as CCRCs, consisting of independent living campuses with a promise of future assisted living and/or skilled nursing services and an entrance fee requirement, are regulated by state governments. The agency with jurisdiction varies from state to state. Examples include departments of insurance, health, social services or aging. State regulation of CCRCs typically requires comprehensive disclosure of such things as financial condition of the community, fees and other costs, material events affecting the CCRC and contractual obligations to the residents.

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

Senior living communities that include assisted living facilities, nursing facilities, or home health care agencies are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Such unannounced surveys may occur annually or bi-annually, or can occur following a state’s receipt of a complaint about the community. As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements. Typically, senior living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction. In other cases, the authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions. Failure to comply with applicable requirements could lead to enforcement action that could materially and adversely affect business and revenues. Like other senior living communities, we have received notice of deficiencies from time to time in the ordinary course of business. However, we have not, to date, faced enforcement action that has had a material adverse effect on our revenues.

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

Other. We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration…directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under a federal health care program, including, for example, the Medicare and Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional civil monetary penalties. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on health care providers and their payor sources. Under provisions of the Deficit Reduction Act of 2005, Congress has encouraged all states to adopt false claims laws that are substantially similar to the federal law. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenue could be affected if it were subject to an action alleging such violations.

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

Employees

At December 31, 2011, we had approximately 31,600 employees, also referred to as team members throughout this 2011 Form 10-K, of which approximately 310 were employed at our community support office in McLean, Virginia, 50 in our regional offices and 84 at our community support office in the U.K. We believe employee relations are good. Certain employees at two Sunrise communities in Canada have voted to be represented by two different unions. Currently approximately 94 employees at one of the communities are covered by a union contract which is effective until February 28, 2014. The other community, at which employees voted to be represented by a union, has 82 bargaining employees covered by a contract through March 31, 2014.

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

Liquidity Risks

Our $50.0 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”) is fully committed and we are unable to draw against the Credit Facility.

In connection with a December 2011 transaction that required us to post cash collateral for a letter of credit, we have drawn approximately $39.0 million against our Credit Facility. We also have committed $10.2 million in letters of credit against our Credit Facility and therefore are unable to draw against the Credit Facility to fund operations if needed. If we are unable to generate sufficient cash flow from operations or raise capital from other sources to fund our operations, it may have an adverse impact on our financial condition.

We may not be able to successfully execute our plan to sell certain assets mortgaged pursuant to our German restructure transaction. In addition, the net sales proceeds of the mortgaged North American properties may not be sufficient to pay the minimum amount guaranteed by Sunrise to the lenders that are party to the German restructure transaction.

In 2010, we sold our German communities and executed debt restructuring agreements with certain of our German lenders. In 2011 and 2012, we sold or intend to sell certain communities and land parcels that are held as collateral for the German electing lenders (the “liquidating trust” more fully described in Management’s Discussion and Analysis — Liquidity). We have one closed community and nine land parcels remaining to sell in the liquidating trust which are reflected in our consolidated balance sheets in “Assets held in the liquidating trust”. To the extent we are unable to sell all of these assets at their estimated value by October 2012; we may be required to fund the remaining minimum payment under the guarantee which was $26.3 million as of December 31, 2011. Based on our estimate of likely property sales by October 2012, we believe that we may be required to fund approximately $10 million under the guarantee.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our past operating strategy.

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

At December 31, 2011, we had total indebtedness of $593.7 million and our ventures had total indebtedness of $2.5 billion. We cannot give any assurance that we or our ventures will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. A payment or other default with respect to venture indebtedness also could trigger our obligations under support arrangements, as described in the risk factor above entitled “Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy”. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community, and in other cases capital stock of certain of our subsidiaries has been pledged as security for indebtedness. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the community and impairing our equity interest. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, nonpayment or other default by us could affect a significant number of communities.

If our ventures default on their indebtedness and the lenders assert their rights to foreclose on any of the communities, we could lose future income and asset value.

Sunrise ventures have total debt of $2.5 billion with near-term scheduled debt maturities of $0.3 billion in 2012. Of this $2.5 billion of debt, there is $0.9 billion of long-term debt that is in default as of December 31, 2011. We and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity date of certain of this indebtedness. However, there is no guarantee that particular ventures will be successful in repaying the indebtedness or extending the maturity dates. Further, there could be further defaults under financial covenants in connection with such debt. The construction loans or permanent financing provided by the financial institutions is generally secured by a mortgage or deed of trust on the financed community. Events of default could allow the financial institutions who have extended credit to seek acceleration of the loans and potentially foreclose on the communities securing the loans and/or terminate our management agreement. In such events, we could lose future income if the community can no longer pay management fees to us or if our management agreement is terminated. Further, the value of our equity interest in such communities could be impaired or eliminated.

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

Certain of our management agreements, both with ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Sunrise party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, because of our mortgages generally contain cross-default and cross-collateralization provisions, nonpayment or other default by us could affect a significant number of communities.

The current economic environment could affect our ability to obtain financing for various purposes, on reasonable terms which could have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have continued to experience price volatility, dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the financial markets, making the terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for the continuation of our operations and other purposes. We may seek to refinance debt due in 2012. If we cannot refinance or pay off debt due in 2012 on reasonable terms, our business may be negatively affected. The current conservative nature of the banking business and financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock.

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

If our venture communities experience poor performance, we also may need to write down the value of our investment in such ventures, which would adversely affect our financial results.

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

As of December 31, 2011, we operated 15 communities in Canada and 27 communities in the United Kingdom with a total unit capacity of approximately 3,635. Our international operations are subject to numerous risks including: exposure to local economic conditions; varying laws relating to, among other things, employment and employment termination; changes in foreign regulatory requirements; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value-added taxes. In addition, we have limited experience operating senior living facilities in international markets. If we are not successful in operating in international markets, our results of operations and financial condition may be materially adversely affected.

Early termination or non-renewal of our management agreements could cause a loss in revenues.

We operate senior living communities for third parties and unconsolidated ventures pursuant to management agreements. At December 31, 2011, approximately 82% of our communities were managed for third parties or unconsolidated ventures. The initial terms of our third-party management agreements usually range from five to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community or certain designated performance thresholds. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Sunrise party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, nonpayment or other default by us could affect a significant number of communities. Further, in the event of a default on a loan, the lender may terminate us as manager. In some of our agreements, the community owner may have the right to terminate the management agreement for any reason or no reason provided it pays the termination fee specified in the agreement. Also, in some instances, a community owner may have the right to terminate us as manager of a community or portfolio of communities, subject to our cure right if applicable under the circumstances, if the community or the portfolio of communities fails to achieve various performance measures. With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact earnings.

In conjunction with the sale of our equity interests in the ventures owned by Ventas Inc. (“Ventas”) ventures, we and Ventas entered into amended and restated master and management agreements, which set forth revised terms governing the rights and obligations of the parties with respect to the management and other matters related to the Ventas portfolio. The amended and restated agreements are terminable in accordance with numerous and various events of default, a number of which have very limited or no cure rights, and no materiality tests associated with them. We manage 79 communities for Ventas. In 2011, we earned $23.1 million in management fees from these communities. If we were terminated as managers in communities owned by Ventas under the amended and restated agreements, our revenues and earnings could be negatively impacted.

Ownership of the communities we manage is heavily concentrated with three of our business partners.

As of December 31, 2011, we managed 79 communities for Ventas, 46 communities for HCP and 48 communities for CNL. We earned management fees, excluding contracts previously bought out, of $54.3 million, $38.1 million and $35.3 million in 2011, 2010 and 2009, respectively.

The communities that we manage for these business partners are usually subject to long-term management agreements (up to 30 years) as well as other agreements related to development, support and other guarantee arrangements. This sizeable concentration could give these partners significant influence over our operating strategies and could therefore heighten the business risks disclosed above. A significant concentration might also make us more susceptible to an adverse impact from the financial distress that might be experienced by a partner. Any inability or unwillingness by any of these business partners to satisfy their obligations under their respective agreements with us including the obligation to make capital expenditures in the communities or to maintain Sunrise’s brand standards, could adversely affect our business, financial condition, results of operations and cash flows.

Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.

As of December 31, 2011, we had a noncontrolling interest in ventures that we do not control which owned 119 senior living communities. These ventures involve risks not present with respect to our consolidated communities or the communities that we manage only. These risks include the following:

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

•	prior consent of our venture partners may be required for a sale or transfer to a third party of our interests in a venture, which restricts our ability to dispose of our interest in that venture;

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

Significant leases expire in 2013 and we may be unable to extend leases on leased properties at expiration.

We operate 26 communities for which we lease the land and/or building. In connection with the acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in March 2003, we assumed 14 operating leases and renegotiated an existing operating lease agreement for another MSLS community in June 2003. We have notified the landlord that 10 of these leases will terminate effective December 31, 2013. Revenue earned in 2011 from the 10 communities whose leases will not be renewed was $115.6 million for 2011 and operating expenses were $120.1 million. Rent expense from these 10 leases was $18.5 million, $18.3 million and $18.2 million for 2011, 2010 and 2009, respectively. In addition, we may be unable to extend leases on other leased properties at expiration.

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

We may be required to recognize impairment losses on our assets or investments.

Our assets and investments are regularly evaluated for any impairment in value. If it is determined that an asset’s or investment’s carrying value is in excess of its fair value, we would recognize an impairment charge. We recognized impairment charges of $12.7 million, $5.6 million and $29.4 million in continuing operations in 2011, 2010 and 2009, respectively. If we are required to recognize impairment losses in the future, it may have an adverse impact on our financial condition, cash flows and results of operations.

Liability claims against us in excess of insurance limits could adversely affect our financial condition and results of operations. Furthermore, publicity surrounding some claims against us may cause damage to our reputation, which would not be covered by insurance, but which could harm our business, results of operations and financial condition.

The senior living business entails an inherent risk of liability from personal injury claims, abuse and neglect claims and other claims and we, as well as other participants in our industry, are subject to lawsuits alleging these and similar claims. These lawsuits may involve large claims and significant legal costs. Further, the negative publicity that is likely to ensue as a result of significant claims could cause material damage to our reputation and in turn our financial condition could be adversely affected. We maintain liability insurance policies in amounts we believe are adequate based on the nature and risks of our business, historical experience and industry standards.

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

Certain liability risks, including general and professional liability, workers’ compensation and automobile liability, and employment practices liability are insured under insurance policies with affiliated (i.e., wholly owned captive insurance companies) and unaffiliated insurance companies. We are responsible for the cost of claims up to a self-insured limit determined by individual policies and subject to aggregate limits in certain prior policy periods. Liabilities within these self-insured limits are estimated annually by management after considering all available information, including expected cash flows and actuarial analysis. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively impacted.

Claims may arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases, and we cannot be sure that we will be able to obtain insurance in the future at acceptable levels. We have established a liability for outstanding losses and expenses at December 31, 2011, but the liability may ultimately be settled for a greater or lesser amount. Any subsequent changes are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs.

Interest rate increases could adversely affect our earnings as some of our debt is floating rate debt.

At December 31, 2011, we had approximately $506.1 million of floating-rate debt at a weighted average interest rate of 3.96%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings.

We may be adversely affected by fluctuations in currency exchange rates.

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our business, operating results, or financial condition. We recorded $1.1 million, net, in exchange losses in 2011 all relating to the Canadian dollar.

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

At December 31, 2011, we had approximately 31,600 employees of which approximately 310 were employed at our community support office. Certain employees at two communities in Canada are represented by two different unions. Approximately 176 employees are covered by union contracts both of which expire in 2014. We believe that a union free workplace is in the best interest of our residents, our team members and us and accordingly, we plan to expend significant organizational efforts to maintain a union free workplace.

Risks Related to Pending Litigation

We are involved in litigation matters that could result in substantial monetary damages that could have a material adverse effect on our financial condition and results of operations if we do not prevail.

As described in Item 3, “Legal Proceedings”, we are currently involved in several lawsuits. If we do not prevail in these or other lawsuits, we may be required to pay substantial monetary damages, which could have a material adverse effect on our financial condition and results of operations.

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

We compete with various health care service providers, including other senior living providers, in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of each community. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel vary substantially from community to community. Increased competition for or a shortage of nurses, therapists or other trained personnel or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our management fees. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business, including our ability to implement our growth strategy, and operating results could be harmed.

The need to comply with government regulation of senior living communities may increase our costs of doing business and increase our operating costs, affect our revenues or result in sanctions.

Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and community to community, in general, these requirements may include or address a wide variety of aspects of our operations, including training, resident care procedures, services to residents and maintenance and features of our buildings.

In several of the states in which we operate or intend to operate, laws may require a certificate of need before a senior living community can be opened. In most states, senior living communities are also subject to state or local building codes, fire codes, and food service licensing or certification requirements.

Stand-alone independent living communities typically are not regulated as senior care facilities. However, communities that feature a combination of senior living options such as CCRCs, consisting of independent living campuses with a promise of future assisted living and/or skilled nursing services and an entrance fee requirement, are regulated by state governments. The agency with jurisdiction varies from state to state. Examples include departments of insurance, health, social services or aging. State regulation of CCRCs typically requires comprehensive disclosure of such things as financial condition of the community, fees and other costs, material events affecting the CCRC and contractual obligations to the residents.

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

Senior living communities that include assisted living facilities, nursing facilities, or home health care agencies are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Such unannounced surveys may occur annually or bi-annually, or can occur following a state’s receipt of a complaint about the community. As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements. Typically, senior living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction. In other cases, the authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions. Failure to comply with applicable requirements could lead to enforcement action that could materially and adversely affect our business and revenues. Like other senior living communities, we have received notice of deficiencies from time to time in the ordinary course of business.

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

•

Two-thirds stockholder vote required to approve some amendments to the certificate of incorporation. A two-thirds vote of the outstanding shares of common stock is required for approval of amendments to the provisions described in the preceding bullet points that are contained in our certificate of incorporation. All amendments to the certificate of incorporation must first be proposed by a two-thirds vote of directors. These supermajority vote requirements may make more difficult amendments to these provisions of the certificate of incorporation that stockholders may believe are desirable; and

•

Advance notice bylaw. We have an advance notice bylaw provision requiring stockholders intending to present nominations for directors or other business for consideration at a meeting of stockholders to notify us by a certain date depending on whether the matters are to be considered at an annual or special meeting. Stockholders proposing matters for consideration at an annual meeting must provide notice not earlier than 120 days and not later than 90 days prior to the anniversary of the date on which we first mailed our proxy materials for the immediately preceding annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, stockholder notice must be delivered not earlier than 120 days and not later than 90 days prior to the date of such annual meeting, provided, however, that if the first public announcement of the date is less than 100 days prior to the date of such annual meeting, then stockholder notice must be delivered not later than the 10th day following such public announcement. Stockholders proposing matters for consideration at a special meeting must provide notice not less than 120 calendar days prior to the date of the special meeting, provided, however, that if the first public announcement of the date of such special meeting is less than 130 days prior to the date of such special meeting, stockholder notice must be delivered not later than the 10th day following such public announcement.

In addition to the anti-takeover provisions described above, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a person beneficially owning, directly or indirectly, 15% or more of our outstanding common stock from engaging in a business combination with us for three years after the person acquired the stock. However, this prohibition does not apply if (A) our Board of Directors approves in advance the person’s ownership of 15% or more of the shares or the business combination or (B) the business combination is approved by our stockholders by a vote of at least two-thirds of the outstanding shares not owned by the acquiring person. When we were formed, Paul Klaassen, currently our Non-Executive Chairman of the Board of Directors and his wife Teresa, who were the founders of our company and their respective affiliates and estates were exempted from this provision.

Our Board of Directors has adopted a stockholder rights agreement that could discourage a third party from making a proposal to acquire us.

We have a stockholder rights agreement that was adopted in April 2006, as amended in November 2008, January 2010 and December 2011. The stockholder rights agreement may discourage a third party from making an unsolicited proposal to acquire us. Under the agreement, preferred stock purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition, directly or indirectly through certain derivative positions, of 10% or more of our outstanding common stock, except that stockholders who beneficially owned more than 10% of our stock as of November 19, 2008 were permitted to maintain their existing ownership positions without triggering the preferred stock purchase rights. In addition, we amended the agreement in January 2010 and December 2011 to permit FMR LLC and Carlson Capital, L.P., respectively, to acquire up to 14.9% of our stock under certain circumstances without triggering the preferred stock purchase rights. If triggered, these rights would entitle our stockholders, other than the person triggering the rights, to purchase our common stock, and, under certain circumstances, the common stock of an acquirer, at a price equal to one-half the market value of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our community support offices, regional operations and warehouse space under various leases. The leases have remaining terms of one month to two years.

Of the 311 communities that we operated at December 31, 2011, 22 were wholly owned, 26 were under operating leases, one was consolidated as a variable interest entity, one was a consolidated venture, six were leased from a venture and consolidated, 113 were owned in unconsolidated ventures and 142 were owned by third parties. See the “Business – Our Operating Communities” included in Item 1 for a description of the properties. Refer to Note 11 to the consolidated financial statements for a description of mortgages and notes payable related to certain of our properties.

Item 3.	Legal Proceedings

Purnell and Miller Lawsuits

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court, which the Court denied. The parties have completed briefing on class certification, and the Court held a hearing on plaintiff’s motion for class certification on January 23, 2012. On February 27, 2012, the Court denied the plaintiff’s motion for class certification.

In addition, on January 31, 2012, the same counsel filed what that counsel characterized as a related lawsuit captioned Cheryl Miller, an individual on behalf of herself and others similarly situated v. Sunrise Senior Living Management, Inc., a Virginia corporation; and Does 1 through 100, Case No. BC478075 in the Superior Court of the State of California, County of Los Angeles. On or about February 8, 2012, Plaintiff Cheryl Miller filed a First Amended Complaint (“FAC”), which was served on Sunrise on February 15, 2012. Plaintiff’s FAC is styled as a class action and alleges that Sunrise failed to pay all wages owed to employees as a result of allegedly improper “rounding” of time to the nearest quarter hour and that Sunrise failed to comply with the California Labor Code by issuing “debit cards” to pay wages. The FAC asserts claims for: (1) failure to pay all wages due to illegal rounding; (2) unfair, unlawful and fraudulent business practices; (3) failure to provide accurate pay stubs, (4) failure to pay wages upon ending employment; (5) failure to comply with Labor Code section 212 regarding payment of wages, and (6) seeking penalties under the California Labor Code Private Attorney Generals Act. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

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

The Court consolidated the two actions and held a pretrial conference on December 6, 2011. Discovery is ongoing and a final pretrial conference is scheduled for June 21, 2012. A trial date of August 6, 2012 has been set. At this point in time, we estimate that a loss from a negative outcome in the range of $2 million to $4 million is reasonably possible. As we do not believe this loss is probable, we have not accrued a contingent loss related to this matter.

Subpoena From the U.S. Attorney’s Office

The U.S. Attorney’s Office for the Eastern District of Pennsylvania has issued a subpoena to us for certain documents relating to resident care at one of our Pennsylvania communities. This community has experienced significant publicity due to an incident occurring in the spring of 2011. We are cooperating with the U.S. Attorney’s Office and are in the process of producing the requested documents.

Other Pending Lawsuits and Claims

In addition to the matters described above, we are involved in various lawsuits and claims and regulatory and other governmental audits and investigations arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on our business, financial condition, and results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “SRZ.”

The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low
March 31, 2011	$12.44	$5.50
June 30, 2011	$11.75	$7.62
September 30, 2011	$10.17	$4.28
December 31, 2011	$6.54	$3.68

Quarter Ended	High	Low
March 31, 2010	$5.99	$2.74
June 30, 2010	$5.73	$2.77
September 30, 2010	$4.12	$2.18
December 31, 2010	$5.85	$3.25

Holders

There were 234 stockholders of record at December 31, 2011.

Dividends

No cash dividends have been paid in the past and we currently have no intention to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock for the three months ended December 31, 2011 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1 – October 31, 2011	39,115	$4.63	0	0
November 1 – November 30, 2011	16,224	$5.13	0	0
December 1 – December 31, 2011	0	0.00	0	0

Total	55,339	$4.78	0	0

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory withholding taxes owed upon vesting of restricted stock.

Issuance of Common Stock

Not applicable.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere herein.

	December 31,
	2011(1)	2010(1)(2)(3)	2009(1)(2)	2008(1)(2)	2007(1)(2)
(Dollars in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
Operating revenues	$1,312,213	$1,400,486	$1,452,991	$1,550,729	$1,469,747
Operating expenses	1,326,379	1,387,173	1,577,832	1,892,411	1,662,522
(Loss) income from operations	(14,166)	13,313	(124,841)	(341,682)	(192,775)
Gain on the sale and development of real estate and equity interests	8,185	27,672	21,651	17,374	105,081
Sunrise’s share of (loss) earnings, return on investment in unconsolidated communities and (loss) gain from investments accounted for under profit-sharing method	(7,177)	(2,129)	(7,135)	(15,175)	107,369
(Loss) income from continuing operations	(22,299)	31,280	(105,792)	(32,646)	2,383
(Loss) income from discontinued operations, net of tax	(1,091)	67,787	(28,123)	(116,533)	(72,658)
Net (loss) income	(23,390)	99,067	(133,915)	(439,179)	(70,275)
Net (loss) income per common share:
Basic
Continuing operations	$(0.39)	$0.56	$(2.06)	$(6.41)	$0.05
Discontinued operations, net of tax	(0.02)	1.22	(0.55)	(2.31)	(1.46)

Net (loss) income	$(0.41)	$1.78	$(2.61)	$(8.72)	$(1.41)

Diluted
Continuing operations	$(0.39)	$0.54	$(2.06)	$(6.41)	$0.05
Discontinued operations, net of tax	(0.02)	1.18	(0.55)	(2.31)	(1.46)

Net (loss) income	$(0.41)	$1.72	$(2.61)	$(8.72)	$(1.41)

BALANCE SHEET DATA:
Total current assets	$189,113	$212,810	$340,434	$304,908	$529,964
Total current liabilities	351,103	294,730	673,559	735,421	646,311
Property and equipment, net	624,585	238,674	288,056	681,352	656,211
Property and equipment subject to financing, net	0	0	0	0	58,871
Goodwill	0	0	0	39,025	169,736
Total assets	1,118,368	701,458	910,589	1,381,557	1,798,597
Total debt	593,665	163,000	440,219	636,131	253,888
Liabilities related to properties accounted for under the financing method	0	0	0	0	54,317
Deferred income tax liabilities	19,912	20,318	23,862	28,129	82,605
Total liabilities	1,016,475	576,901	884,355	1,233,643	1,214,826
Total stockholders’ equity	96,627	120,151	22,047	138,528	573,563
OPERATING AND OTHER DATA:
Cash dividends per common share	$0	$0	$0	$0	$0
Communities (at end of period):
Consolidated communities (4)	56	38	48	72	62
Communities in unconsolidated ventures	113	137	201	203	199
Communities managed for third party owners	142	144	135	160	174

Total	311	319	384	435	435

Unit capacity:
Consolidated communities (4)	8,335	6,931	7,743	9,417	8,348
Communities in unconsolidated ventures	9,255	10,987	16,194	20,225	19,765
Communities managed for third party owners	13,143	13,252	16,416	20,209	21,366

Total	30,733	31,170	40,353	49,851	49,479

(1)	We recorded impairment charges related to owned communities and land parcels of $12.7 million, $5.9 million, $31.7 million, $27.8 million and $7.6 million in 2011, 2010, 2009, 2008 and 2007, respectively. We recorded impairment of goodwill of $121.8 million in 2008. We recorded restructuring charges of $11.7 million, $32.5 million and $24.2 million in 2010, 2009 and 2008, respectively. We wrote-off capitalized project costs of $14.9 million, $95.8 million and $28.4 million in 2009, 2008 and 2007, respectively.

(2)	We incurred costs of $3.9 million, $30.2 million and $51.7 million in 2009, 2008 and 2007, respectively, related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation. In 2010, we received an insurance reimbursement of $1.3 million for previous costs incurred.
(3)	In 2010, we received $63.3 million in management agreement buyout fees.
(4)	Includes one community in a consolidated venture, one community in a variable interest entity and six communities leased from a venture. These eight communities are included in our North American Management segment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein.

Overview

We provide senior living services in the United States, Canada and the United Kingdom. At December 31, 2011, we operated 311 communities, including 269 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 30,733. Of the 311 communities that we operated at December 31, 2011, 22 were wholly owned, 26 were under operating leases, one was consolidated as a variable interest entity, one was a consolidated venture, six were leased from a venture and consolidated, 113 were owned in unconsolidated ventures and 142 were owned by third parties.

Effective in 2011, we revised our operating segments as a result of a change in the manner in which the key decision makers review the operating results and the cessation of all development activity. We now have three operating segments: North American Management, Consolidated Communities and United Kingdom Management. The operations of the communities we own or manage are reviewed on a community by community basis by our key decision makers. The communities managed for third parties, communities in ventures or communities that are consolidated but held in ventures or variable interest entities, are aggregated by location into either our North American Management segment or our United Kingdom Management segment. Communities that are wholly owned or leased are included in our Consolidated Communities segment. In 2010, we had five operating segments, North American Management, North American Development (the residual activity which is now included with corporate costs), Equity Method Investments (whose community operations are now included either in North American Management or United Kingdom Management), Consolidated (Wholly Owned/Leased) and United Kingdom.

North American Management includes the results from the management of third party and venture senior living communities, including six communities in New York owned by a venture but whose operations are included in our consolidated financial statements, a community owned by a variable interest entity and a community owned by a venture which we consolidate, in the United States and Canada.

Consolidated Communities includes the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada.

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

Significant 2011 Developments

Overview

During 2011, we (i) restructured and recapitalized three ventures; (ii) sold six assets in our liquidating trust formed in 2009 in connection with restructuring the debt for our discontinued German operations and reduced our restructuring obligations by $11.3 million; (iii) raised $86.2 million under a convertible notes offering; (iv) acquired a venture partner’s 80% interest in a 15 community portfolio; (v) secured a new $50.0 million bank credit facility; (vi) further reduced our annual recurring general and administrative expense by eliminating 69 positions and (vii) obtained third party approval to extend four leases related to operating communities until 2018.

In 2012, we expect to continue to focus on (a) operating high-quality assisted living and memory care communities in the United States, Canada and the United Kingdom; (b) increasing occupancy and improving the operating efficiency of our communities; (c) restructuring certain of our venture, leasing and lender relationships to further stabilize our revenue stream and cash flow; (d) seeking strategic investments in attractive real estate opportunities; (e) improving the operating efficiency of our corporate operations; and (f) reducing our operational and financial risk.

Venture Transactions with CNL

In January 2011, we contributed our 10% ownership interest in an existing venture in exchange for a 40% ownership interest in a new venture, CC3 Acquisition, LLC (“CC3”), organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL, from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining 60% interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for 2011 was approximately $5.0 million, of which $4.0 million was reflected as an expense in Sunrise’s share of earnings and return on investment in unconsolidated communities and $1.0 million was reflected as general and administrative expense. Six communities in the state of New York, whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

In August 2011, we and our venture partner in a portfolio of six communities transferred ownership of the portfolio to a new joint venture owned 70% by a wholly-owned subsidiary of CNL different from the above subsidiary and 30% by us. As part of our new venture agreement with the CNL subsidiary, from the start of year four to the end of year six, we will have a buyout option to purchase CNL’s 70% interest in the venture for a purchase price that provides a 16% internal rate of return to CNL. In addition, the new venture modified the existing mortgage loan in the amount of $133.2 million to provide for, among other things, (i) pay down of the loan by approximately $28.7 million and (ii) an extension of the maturity date of the loan to April 2014 which may be extended by two additional years under certain conditions. In connection with the transaction, we contributed $8.1 million and CNL contributed $19.0 million to the new venture.

In October 2011, we closed on a purchase and sale agreement with Master MorSun Acquisition LLC for its 80% ownership interest in a joint venture that owned seven senior living facilities to a new joint venture owned approximately 68% by CNL Income Partners, LP and approximately 32% by us. In connection with the transaction, we transferred our interest in the previous joint venture valued at approximately $16.7 million and CNL Income Partners, LP contributed approximately $35.4 million in cash. The purchase was also funded by $120.0 million of new debt financing in the venture. We have the option to buy out CNL Income Partners, LP’s interest during years four to six for a purchase price that provides a 13% internal rate of return to CNL Income Partners, LP.

Liquidating Trust Asset Sales

In 2011, we sold three wholly owned operating communities and three land parcels which were part of the liquidating trust for approximately $12.8 million. We recognized a gain of approximately $1.7 million, $1.5 million of which is included in discontinued operations. Proceeds of $11.3 million were distributed to the electing lenders of the liquidating trust. We have one closed community and nine land parcels remaining to sell in the liquidating trust which are reflected in our consolidated balance sheets in “Assets held in the liquidating trust”. To the extent we are unable to sell all of these assets at their estimated value by October 2012, we may be required to fund the minimum payment under the guarantee which was $26.3 million as of December 31, 2011 (refer to Note 11). Based on our estimate of likely property sales by October 2012, we believe that we may be required to fund approximately $10 million under the guarantee.

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

AL US Acquisition

In June 2011, we closed on a purchase and sale agreement with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”). The MS Parties collectively owned 80% of the membership interest (the “MS Interest”) in AL US Development Venture, LLC (“AL US”) and we owned the remaining 20% membership interest. Pursuant to the purchase and sale agreement, we purchased the MS Interest for an aggregate purchase price of $45 million. AL US indirectly owns 15 assisted and independent living facilities which we managed before the transaction. As a result of the transaction, the assets, liabilities and operating results of AL US are now consolidated.

In connection with the AL US transaction in June 2011, we assumed $364.8 million of debt with an approximate fair value of $350.1 million (refer to Note 11). Immediately following the closing of the transaction, we entered into an amendment to the loan and paid down the principal balance by $25.0 million. The face amount balance of the loan as of December 31, 2011 was $334.6 million and is reflected on our balance sheet at $322.0 million.

KeyBank Credit Facility

In June 2011, we entered into a credit agreement for a $50.0 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and lender, and other lenders which may become parties thereto from time to time. The Credit Facility includes a $20 million sublimit to support standby letters of credit and is expandable to $65.0 million if (i) additional lenders commit to participate in the Credit Facility and (ii) there are no defaults. We have no borrowing availability under the Credit Facility as of December 31, 2011. As of December 31, 2011, we had outstanding draws of $39.0 million and $10.2 million in letters of credit. We entered into a termination agreement with regards to our Bank of America credit facility at the time we entered into the Credit Facility.

Lease Extension and Lease Termination Notice

In December 2011, we closed the transactions contemplated by the Agreement Regarding Leases, dated December 22, 2011 (the “ARL”), by and among us, Marriott International, Inc. (“Marriott”), Marriott Senior Holding Co. and Marriott Magenta Holding Company, Inc. (collectively, the “Marriott Parties”). The ARL relates to a portfolio of 14 leases (the “Leases”) for senior living facilities that are leased by SPTMRT Properties Trust, as landlord to us as tenant and guaranteed by Marriott pursuant to certain lease guarantees (collectively, the “Lease Guarantees”). Each of the Leases is scheduled to expire on December 31, 2013 and, pursuant to a prior agreement between us and the Marriott Parties, we are not permitted to exercise our option under the Leases to extend our terms for an additional five-year term unless Marriott is released from its obligations under the Lease Guarantees.

Pursuant to the terms of the ARL, among other things, Marriott consented to the extension of the term of four of the Leases (the “Continuing Leases”) for an additional five-year term commencing January 1, 2014 and ending December 31, 2018 (the “Extension Term”). We provided Marriott with a letter of credit (the “Letter of Credit”) issued by KeyBank, NA (“KeyBank”) with a face amount of $85.0 million to secure Marriott’s exposure under the Lease Guarantees for the Continuing Leases during the Extension Term and certain other of our obligations (collectively, the “Secured Obligations”). During the Extension Term, we will be required to pay Marriott an annual payment in respect of the cash flow of the Continuing Lease facilities, subject to a $1 million annual minimum. We have notified the landlord that the other ten Leases will terminate effective December 31, 2013.

Marriott may draw on the Letter of Credit in order to pay any of the Secured Obligations if not paid by us when due. We have provided KeyBank with cash collateral of $85.0 million as security for its Letter of Credit obligations. Marriott has agreed to reduce the face amount of the Letter of Credit proportionally on a quarterly basis during the Extension Term as we pay our rental obligations under the Continuing Leases. As the face amount of the Letter of Credit is reduced, KeyBank will return a proportional amount of its cash collateral to us. Following closing, to the extent that we elect not to extend any or all of the Continuing Leases, the face amount of the Letter of Credit will be reduced proportionally in respect of the rent obligations under the Continuing Leases that are not extended.

Subsequent Event – Santa Monica

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner who owned 85% of the membership interests (the “Partner Interest”) in Santa Monica AL, LLC (“Santa Monica”). We owned the remaining 15% membership interest. Pursuant to the purchase and sale agreement, we purchased the Partner Interest for an aggregate purchase price of $16.2 million. Santa Monica indirectly owns one senior living facility located in Santa Monica, California. As a result of the transaction, effective February 28, 2012, the assets, liabilities and operating results of Santa Monica are consolidated.

Simultaneously, with the closing of the transaction, we entered into a new loan with Prudential Insurance Company of America to pool Santa Monica with Connecticut Avenue, and senior debt financed the two assets. The principal amount of the new loan in the aggregate is $55.0 million with an interest rate of 4.66%. It is a seven year loan that matures on March 1, 2019. The proceeds of the new loan were applied (i) to pay off $27.8 million of the Connecticut Avenue debt; (ii) to pay off $13.4 million of the Santa Monica debt; and (iii) towards the $16.2 million purchase price of the Partner Interest.

Results of Operations

Our results of operations for each of the three years in the period ended December 31 were as follows:

	Year Ended December 31,			Percent Change
(In thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenue:
Management fees	$96,132	$107,832	$112,467	-10.9%	-4.1%
Buyout fees	3,685	63,286	0	-94.2%	N/A
Resident fees for consolidated communities	464,064	354,714	339,125	30.8%	4.6%
Ancillary fees	30,544	43,136	45,397	-29.2%	-5.0%
Professional fees from development, marketing and other	2,498	4,278	13,193	-41.6%	-67.6%
Reimbursed costs incurred on behalf of managed communities	715,290	827,240	942,809	-13.5%	-12.3%

Total operating revenue	1,312,213	1,400,486	1,452,991	-6.3%	-3.6%
Operating expenses:
Community expense for consolidated communities	333,491	262,893	257,968	26.9%	1.9%
Community lease expense	76,444	59,715	59,315	28.0%	0.7%
Depreciation and amortization	37,523	40,637	45,778	-7.7%	-11.2%
Ancillary expense	28,396	40,504	42,457	-29.9%	-4.6%
General and administrative	114,474	126,566	126,940	-9.6%	-0.3%
Carrying cost of liquidating trust assets	2,456	3,146	0	-21.9%	N/A
Write-off of capitalized project costs	0	0	14,879	N/A	N/A
Accounting Restatement and Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	(1,305)	3,887	N/A	NM
Restructuring costs	0	11,690	32,534	N/A	-64.1%
Provision for doubtful accounts	3,802	6,154	13,251	-38.2%	-53.6%
(Gain) loss on financial guarantees and other contracts	(2,100)	518	2,053	NM	-74.8%
Impairment of long-lived assets	12,734	5,647	29,439	125.5%	-80.8%
Costs incurred on behalf of managed communities	719,159	831,008	949,331	-13.5%	-12.5%

Total operating expenses	1,326,379	1,387,173	1,577,832	-4.4%	-12.1%

(Loss) income from operations	(14,166)	13,313	(124,841)	NM	NM
Other non-operating income (expense):
Interest income	2,060	1,096	1,341	88.0%	-18.3%
Interest expense	(18,320)	(7,707)	(10,273)	137.7%	-25.0%
Gain on investments	0	932	3,556	N/A	-73.8%
Gain on fair value of pre-existing equity interest from a business combination	11,250	0	0	N/A	N/A
Gain on fair value of liquidating trust notes	88	5,240	0	-98.3%	N/A
Other (expense) income	(615)	1,181	6,553	NM	-82.0%

Total other non-operating (expense) income	(5,537)	742	1,177	NM	-37.0%
Gain on the sale of real estate and equity interests	8,185	27,672	21,651	-70.4%	27.8%
Sunrise’s share of earnings and return on investment in unconsolidated communities	2,629	7,521	5,673	-65.0%	32.6%
Loss from investments accounted for under the profit sharing method	(9,806)	(9,650)	(12,808)	1.6%	-24.7%

(Loss) income before (provision for) benefit from income taxes and discontinued operations	(18,695)	39,598	(109,148)	NM	NM
(Provision for) benefit from income taxes	(1,771)	(6,559)	3,942	-73.0%	NM

(Loss) income before discontinued operations	(20,466)	33,039	(105,206)	NM	NM
Discontinued operations, net of tax	(1,091)	67,787	(28,309)	NM	NM

Net (loss) income	(21,557)	100,826	(133,515)	NM	NM
Less: Income attributable to noncontrolling interests, net of tax	(1,833)	(1,759)	(400)	4.2%	339.8%

Net (loss) income attributable to common shareholders	$(23,390)	$99,067	$(133,915)	NM	NM

Segment results are as follows (in thousands):

	For the Year Ended December 31, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$81,350	$0	$14,782	$0	$96,132
Buyout fees	3,685	0	0	0	3,685
Resident fees for consolidated communities	66,124	397,940	0	0	464,064
Ancillary fees	30,544	0	0	0	30,544
Professional fees from development, marketing and other	0	0	843	1,655	2,498
Reimbursed costs incurred on behalf of managed communities	706,934	0	8,356	0	715,290

Total operating revenues	888,637	397,940	23,981	1,655	1,312,213
Operating expenses:
Community expense for consolidated communities	40,793	292,698	0	0	333,491
Community lease expense	17,961	58,483	0	0	76,444
Depreciation and amortization	3,076	26,141	0	8,306	37,523
Ancillary expenses	28,396	0	0	0	28,396
General and administrative	0	0	13,899	100,575	114,474
Carrying costs of liquidating trust assets	0	0	0	2,456	2,456
Gain on financial guarantees	(2,100)	0	0	0	(2,100)
Provision for doubtful accounts	1,886	1,308	0	608	3,802
Impairment of long-lived assets	0	4,623	0	8,111	12,734
Costs incurred on behalf of managed communities	710,674	0	8,485	0	719,159

Total operating expenses	800,686	383,253	22,384	120,056	1,326,379

Income (loss) from operations	$87,951	$14,687	$1,597	$(118,401)	$(14,166)

Interest expense	$0	$0	$0	$(18,320)	$(18,320)
Sunrise’s share of earnings (loss) and return on investment in unconsolidated entities	0	0	4,592	(1,963)	2,629
Investments in unconsolidated communities	0	0	28,062	14,863	42,925
Segment assets	218,031	649,540	42,899	207,898	1,118,368
Expenditures for long-lived assets	0	3,348	0	8,013	11,361

	For the Year Ended December 31, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$95,807	$0	$12,025	$0	$107,832
Buyout fees	63,286	0	0	0	63,286
Resident fees for consolidated communities	23,507	331,207	0	0	354,714
Ancillary fees	43,136	0	0	0	43,136
Professional fees from development, marketing and other	0	0	3,177	1,101	4,278
Reimbursed costs incurred on behalf of managed communities	815,221	0	12,019	0	827,240

Total operating revenues	1,040,957	331,207	27,221	1,101	1,400,486
Operating expenses:
Community expense for consolidated communities	16,446	246,447	0	0	262,893
Community lease expense	1,582	58,133	0	0	59,715
Depreciation and amortization	12,441	15,992	0	12,204	40,637
Ancillary expenses	40,504	0	0	0	40,504
General and administrative	0	0	11,325	115,241	126,566
Carrying costs of liquidating trust assets	0	0	0	3,146	3,146
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	(1,305)	(1,305)
Restructuring costs	0	0	0	11,690	11,690
Provision for doubtful accounts	3,824	921	0	1,409	6,154
Loss on financial guarantees and other contracts	518	0	0	0	518
Impairment of long-lived assets	0	826	0	4,821	5,647
Costs incurred on behalf of managed communities	818,987	0	12,021	0	831,008

Total operating expenses	894,302	322,319	23,346	147,206	1,387,173

Income (loss) from operations	$146,655	$8,888	$3,875	$(146,105)	$13,313

Interest expense	$0	$0	$0	$(7,707)	$(7,707)
Sunrise’s share of earnings (loss) and return on investment in unconsolidated entities	0	0	9,373	(1,852)	7,521
Investments in unconsolidated communities	0	0	27,007	11,668	38,675
Segment assets	155,884	242,229	36,626	266,719	701,458
Expenditures for long-lived assets	380	10,121	0	5,062	15,563

	For the Year Ended December 31, 2009
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$101,755	$0	$10,712	$0	$112,467
Buyout fees	0	0	0	0	0
Resident fees for consolidated communities	21,403	317,722	0	0	339,125
Ancillary fees	43,630	0	1,767	0	45,397
Professional fees from development, marketing and other	0	0	5,995	7,198	13,193
Reimbursed costs incurred on behalf of managed communities	931,867	0	10,942	0	942,809

Total operating revenues	1,098,655	317,722	29,416	7,198	1,452,991
Operating expenses:
Community expense for consolidated communities	15,913	242,055	0	0	257,968
Community lease expense	1,525	57,790	0	0	59,315
Depreciation and amortization	13,243	15,443	0	17,092	45,778
Ancillary expenses	40,594	0	1,863	0	42,457
General and administrative	0	0	15,438	111,502	126,940
Write-off of capitalized project costs	0	0	0	14,879	14,879
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	3,887	3,887
Restructuring costs	0	0	1,577	30,957	32,534
Provision for doubtful accounts	10,664	1,609	0	978	13,251
Loss on financial guarantees and other contracts	2,053	0	0	0	2,053
Impairment of long-lived assets	0	0	0	29,439	29,439
Costs incurred on behalf of managed communities	938,389	0	10,942	0	949,331

Total operating expenses	1,022,381	316,897	29,820	208,734	1,577,832

Income (loss) from operations	$76,274	$825	$(404)	$(201,536)	$(124,841)

Interest expense	$0	$0	$0	$(10,273)	$(10,273)
Sunrise’s share of earnings (loss) and return on investment in unconsolidated entities	0	0	15,977	(10,304)	5,673
Investments in unconsolidated communities	0	0	32,596	32,375	64,971
Segment assets	174,708	245,364	46,458	444,059	910,589
Expenditures for long-lived assets	264	9,526	0	9,839	19,629

The following table summarizes our portfolio of operating communities at December 31, 2011, 2010 and 2009:

	As of December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Total communities
Owned	22	10	20	120.0%	-50.0%
Leased	26	26	26	0.0%	0.0%
Variable Interest Entity	1	1	1	0.0%	0.0%
Consolidated New York communities leased from a venture	6	0	0	N/A	N/A
Consolidated venture	1	1	1	0.0%	0.0%
Unconsolidated ventures	113	137	201	-17.5%	-31.8%
Managed	142	144	135	-1.4%	6.7%

Total	311	319	384	-2.5%	-16.9%

Unit capacity	30,733	31,170	40,353	-1.4%	-22.8%

2011 Compared to 2010

Operating Revenue

Management fees

Management fees were $96.1 million in 2011 compared to $107.8 million in 2010, a decrease of $11.7 million or 10.9%.

North American Management variance

•	$13.4 million decrease as a result of 32 management contracts being bought out in 2010 and an additional four contracts bought out in 2011;

•

$3.8 million decrease as a result of six communities leased from a venture whose operations are now consolidated effective January 2011, and new management agreements for the other 23 communities owned by that venture;

•	$3.4 million decrease as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$3.6 million increase from stabilized communities;

•	$1.7 million increase as a result of a non-recurring 2010 agreement to settle certain management agreement disputes with one of our venture partners;

•	$0.7 million increase in incentive management fees;

•	$0.4 million increase as a result of management fee reductions in 2010 due to the operating performance of one of our portfolios;

•	$0.3 million increase from communities in the lease-up phase;

United Kingdom Management variance

•	$2.0 million increase related to communities in the U.K. due to continued lease-up;

•	$0.8 million increase as a result of management fee reductions in 2010 due to the operating performance of one of our portfolios.

Buyout fees

Buyout fees were $3.7 million in 2011 as a result of the buyout of four management contracts compared to $63.3 million in 2010 as a result of the buyout of 32 management contracts.

Resident fees for consolidated communities

Resident fees for consolidated communities were $464.1 million in 2011 compared to $354.7 million in 2010, an increase of $109.4 million or 30.8%.

North American Management variance

•	$41.5 million increase as a result of six communities in a venture whose operations are now consolidated effective January 2011;

•	$1.2 million increase from two domestic controlling interest properties;

Consolidated Communities variance

•	$49.3 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$15.0 million increase from increases in average daily rates;

•	$3.0 million increase from three Canadian communities in the lease-up phase;

•	$0.6 million decrease from lower average occupancy.

Ancillary fees

Ancillary fees were comprised of the following, all of which are included in our North American Management segment (in millions):

	2011	2010
New York Health Care Services	$30.5	$41.1
Fountains Health Care Services	0.0	2.0

	$30.5	$43.1

The decrease in ancillary revenue of $12.6 million in 2011 compared to 2010 resulted from a decrease of $12.2 million from the leasing of the six communities in a venture whose operations are now consolidated effective January 2011 and a $2.1 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $1.6 million from our New York health care properties.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $2.5 million in 2011 compared to $4.3 million in 2010. The decrease relates primarily to the completion of all development activities in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $715.3 million in 2011 compared to $827.2 million in 2010.

North American Management variance

•	$108.2 million decrease primarily due to 26 fewer communities being managed in 2011;

United Kingdom Management variance

•	$3.7 million decrease due to the types of costs being reimbursed.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $333.5 million in 2011 compared to $262.9 million in 2010, an increase of $70.6 million or 26.9%.

Consolidated Communities variance

•	$30.5 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$10.1 million increase in costs in existing communities;

•	$3.3 million increase in insurance expense;

•	$1.8 million increase from three Canadian communities in the lease-up phase;

•	$0.6 million increase from one domestic community for prior year excess profit transfers to a capital reserve trust to benefit all unit owners in the community;

North American Management variance

•	$23.7 million increase as a result of six communities leased from a venture whose operations are now consolidated effective January 2011;

•	$0.6 million increase from two domestic controlling interest communities.

Community lease expense

Community lease expense increased $16.7 million from $59.7 million in 2010 to $76.4 million in 2011. This increase in lease expense relates primarily to the six communities leased from a venture whose operations are now consolidated effective in January 2011 (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $37.5 million in 2011 and $40.6 million in 2010, a decrease of $3.1 million or 7.6%.

North American Management variance

•	$9.4 million decrease was primarily related to the accelerated amortization of management contracts due to terminations in 2010;

Consolidated Communities variance

•	$10.2 million increase was primarily related to the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

Corporate variance

•	$3.9 million decrease was primarily related to certain computer hardware and software being fully depreciated in 2010.

Ancillary expenses

Ancillary expenses were comprised of the following, all of which are included in our North American Management segment (in millions):

	2011	2010
New York Health Care Services	$28.4	$38.5
Fountains Health Care Services	0.0	2.0

	$28.4	$40.5

The decrease in ancillary expense of $12.1 million in 2011 compared to 2010 resulted from a decrease of $11.5 million from six communities leased from a venture whose operations are now consolidated effective January 2011 and a $2.0 million decrease from the cessation of our Fountains health care services in 2010 partially offset by an increase of $1.4 million from our New York health care properties.

General and administrative

General and administrative expense was $114.5 million in 2011 compared to $126.6 million in 2010, a decrease of $12.1 million or 9.6%.

Corporate variance

•	$8.4 million decrease in legal and professional fees relating to our litigation with affiliates of HCP which was settled in August 2010;

•	$7.0 million decrease in salaries and bonuses;

•	$5.5 million decrease in legal and professional fees relating to our transaction costs with venture partners in the third quarter of 2010;

•

$4.1 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of office lease expense, travel, training and other general office expenses;

•	$5.8 million increase in severance expense;

•	$3.5 million increase in stock and deferred compensation expense;

•	$3.2 million increase in legal and professional fees primarily related to our 2011 transactions;

•	$2.1 million increase in legal and professional fees primarily related to litigation proceedings;

United Kingdom Management variance

•	$4.5 million increase related to higher intercompany cost allocations as the result of the 2010 restructuring program;

•	$1.8 million decrease related to cost containment initiatives.

Carrying costs of liquidating trust assets

Carrying costs of liquidating trust assets were $2.4 million in 2011 and $3.1 million in 2010. The decrease of $0.7 million was the result of land parcels being sold.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were a reimbursement of $1.3 million in 2010. The SEC investigation was settled in July 2010.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $11.7 million in 2010. Our restructuring program was substantially completed in 2010.

Provision for doubtful accounts

The provision for doubtful accounts was $3.8 million in 2011 compared to $6.2 million in 2010. The decrease of $2.4 million or 38.7% was primarily due to the recovery of previously written off venture receivables in 2011 and decreases in reserves related to advances to ventures.

Gain (loss) on financial guarantees and other contracts

We recorded a gain on our financial guarantees of $2.1 million in 2011 and a loss of $0.5 million in 2010. In 2011, we received a settlement payment from the architect of a condominium project in which we experienced significant cost overruns. The proceeds received, in excess of legal expenses incurred, were offset against previously recognized cost overrun losses on the project. In 2010, the loss related to a construction cost overrun guarantee on a condominium project and a guarantee to fund certain amounts towards an expansion project for one of our ventures.

Impairment of long-lived assets

Impairment of long-lived assets was $12.7 million in 2011 related to one operating community, one condominium development project and ten land parcels. Impairment of long-lived assets was $5.6 million in 2010 relating to ten land parcels, one operating community and one condominium development project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $719.2 million in 2011 compared to $831.0 million in 2010.

North American Management variance

•	$108.3 million decrease primarily due to 26 fewer communities being managed in 2011;

United Kingdom Management variance

•	$3.5 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating (Expense) Income

Total other non-operating (expense) income was $(5.5) million and $0.7 million in 2011 and 2010, respectively. The decrease in other non-operating (expense) income was primarily due to:

•	$1.0 million increase in interest income primarily related to a deposit and a tax refund;

•	$10.6 million increase in interest expense due to the issuance of junior subordinated convertible notes in April 2011 and the assumption of the debt in our AL US transaction;

•	$0.9 million decrease of gain on our investments in auction rate securities that were sold in 2010;

•	$11.3 million increase of gain on fair value of pre-existing equity interest from a business combination related to the AL US transaction;

•	$5.2 million decrease in the adjustments to the fair value of the liquidating trust notes;

•	$2.8 million increase in net foreign exchange losses detailed in the following table (in millions):

	2011	2010
Canadian Dollar	$(1.1)	$2.2
British Pound	0.0	(0.5)

Total	$(1.1)	$1.7

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $8.2 million and $27.7 million for 2011 and 2010, respectively. In 2011, a $2.0 million gain was recognized relating to a land parcel sold in 2010 when we received a payment from the buyer after the buyer received zoning approval for the land parcel upon which the payment was dependent. In addition, a $0.9 million gain was recognized, which had been previously deferred, when we determined that our obligations relating to certain environmental and structural problems at a property had been fully satisfied and no additional amounts would be incurred. In 2010, we sold our equity interest in nine limited liability companies in the U.S. and two limited partnerships in Canada to our venture partner and recognized a $25.0 million gain on the transaction. The remaining gains in 2011 and 2010 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

(in millions)	2011	2010
Sunrise’s share of (losses) earnings in unconsolidated communities	$(2.5)	$8.6
Return on investment in unconsolidated communities	7.1	9.9
Impairment of investment	(2.0)	(11.0)

	$2.6	$7.5

The increase in our share of losses in unconsolidated communities of $11.1 million was primarily due to our share of losses of $9.9 million from one of our CNL ventures which incurred recapitalization and transaction costs in January 2011 when we increased our ownership percentage from 10% to 40% and the venture obtained new debt (refer to Note 10). In 2010, an amendment of the cash distributions provisions of a venture agreement for one of our U.K. ventures resulted in $7.9 million higher income in 2010. Also, in 2010, our U.K. venture, in which we have a 20% interest, sold two communities to a venture in which we have an approximate 10% interest, resulting in a gain of which we recognized $4.6 million. In 2011, the same U.K. venture received additional contingent sale proceeds on the two communities. As a result, the venture recorded an additional gain, of which we recognized $4.9 million for our equity interest. Also, in 2010, we recognized $3.4 million of losses from two ventures in which our investments were impaired and were written off in 2010 and 2011. We also had lower operating losses from our ventures in 2011 compared to 2010.

Distributions from investments where the equity method has been suspended were $0.7 million lower in 2011 than 2010 primarily as a result of our 2010 sale of our equity interests in eleven ventures to Ventas. Also, 2011 and 2010, we recognized $2.7 million and $0.3 million, respectively, of gain when certain contractual obligations expired. Proceeds from the sale of two communities within a venture where the book value was zero resulted in a return on investment of $1.1 million in 2011.

In 2011, based on economic challenges and defaults under the venture’s construction loan agreements, we considered our equity investment in one of our ventures to be impaired and wrote down the equity investment by $2.0 million.

In 2010, (i) based on an event of default under the loan agreement of a venture in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining investment balance of $1.9 million and wrote down the equity balance of the other venture by $1.2 million; (ii) we received notification from one of our capital partners that our interest in two ventures, in which we had a 20% interest, had been reduced to zero and extinguished, thus resulting in the write off of the remaining equity investment of $1.8 million; (iii) based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million; and (iv) we considered one cost method investment, in which we have an approximate 9% interest, to be impaired and wrote off $5.5 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $9.8 million and $9.6 million in 2011 and 2010, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $1.8 million and $6.6 million in 2011 and 2010, respectively. Our effective tax rate from continuing operations was (9.5)% and 16.6% in 2011 and 2010, respectively. As of December 31, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

(Loss) income from discontinued operations was $(1.1) million and $67.8 million in 2011 and 2010, respectively. Discontinued operations consist primarily of three communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010.

2010 Compared to 2009

Operating Revenue

Management fees

Management fees were $107.8 million in 2010 compared to $112.5 million in 2009, a decrease of $4.7 million or 4.2%.

North American Management variance

•	$9.9 million decrease as a result of terminated management agreements;

•	$1.7 million decrease as a result of our agreement to settle certain management agreement disputes with one of our venture partners;

•	$0.4 million decrease as a result of contractual obligations to meet specified operating thresholds on two of our portfolios;

•	$3.3 million increase from communities in the lease-up phase;

•	$1.8 million increase in incentive management fees;

United Kingdom Management variance

•	$2.5 million increase from international communities in the lease-up phase;

•	$0.8 million decrease as a result of contractual obligations to meet specified operating thresholds on one of our portfolios.

Buyout fees

Buyout fees were $63.3 million in 2010 as a result of the buyout of management agreements. We received no buyout fees in 2009.

Resident fees for consolidated communities

Resident fees for consolidated communities were $354.7 million in 2010 compared to $339.1 million in 2009, an increase of $15.6 million or 4.6%.

Consolidated Communities variance

•	$7.7 million increase from increases in average daily rates;

•	$4.0 million increase from three Canadian communities in the lease-up phase;

•	$1.8 million increase from higher occupancy;

North American Management variance

•	$1.9 million increase due to a 2009 nonrecurring charge to entrance fee income amortization;

•	$0.2 million increase from two domestic controlling interest properties.

Ancillary fees

Ancillary fees were comprised of the following (in millions):

	2010	2009
New York Health Care Services	$41.1	$38.5
Fountains Health Care Services	2.0	5.1
International Health Care Services	0.0	1.8

	$43.1	$45.4

The decrease in ancillary services of $2.3 million, or 5.1% in 2010 compared to 2009 resulted primarily from a decrease of $4.9 million as the result of ceasing operations of three Fountains home care units, the sale of our Fountains Home and Hospital home care business during 2010 and the sale of certain U.K. properties to a venture during 2009. These decreases were partially offset by a $2.9 million increase in revenue from our New York health care services.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $4.3 million in 2010 compared to $13.2 million in 2009, a decrease of $8.9 million or 67.4%. This decrease was primarily comprised of:

•	$2.9 million decrease in international fees due to the cessation of international development activity; and

•	$6.0 million decrease in domestic design and development fees from the reduction of domestic projects from 15 communities in 2009 to none in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $827.2 million in 2010 compared to $942.8 million in 2009, a decrease of $115.6 million or 12.3%.

North American Management variance

•	$116.6 million decrease from 55 fewer communities being managed in 2010;

United Kingdom Management variance

•	$1.1 million increase from the types of costs being reimbursed.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $262.9 million in 2010 compared to $258.0 million in 2009, an increase of $4.9 million or 1.9%.

Consolidated Communities variance

•	$6.2 million increase from higher expenses in existing communities;

•	$1.4 million increase from the addition of three Canadian communities and one domestic community;

•	$3.2 million decrease primarily from insurance adjustments in 2009 that did not recur in 2010;

North American Management variance

•	$0.5 million increase from two domestic controlling interest properties.

Community lease

Community lease expense increased $0.4 million from $59.3 million in 2009 to $59.7 million in 2010 primarily related to rent associated with one ceased development project in 2010.

Depreciation and amortization

Depreciation and amortization expense was $40.6 million in 2010 and $45.8 million in 2009, a decrease of $5.2 million or 11.4%.

Corporate variance

•	$4.9 million decrease primarily from certain computer hardware and software being fully depreciated in 2010;

North American Management variance

•	$0.8 million decrease related to the accelerated amortization of management contracts;

Consolidated Communities variance

•	$0.5 million increase related to new assets being placed in service.

Ancillary expenses

Ancillary expenses were comprised of the following (in millions):

	2010	2009
New York Health Care Services	$38.5	$35.8
Fountains Health Care Services	2.0	4.8
International Health Care Services	0.0	1.9

	$40.5	$42.5

The decrease in ancillary services of $2.0 million, or 4.7% in 2010 compared to 2009 resulted primarily from a decrease of $4.8 million as the result of ceasing operations of three Fountains home care units, the sale of our Fountains Home and Hospital home care business during 2010 and the sale of certain U.K. properties to a venture during 2009. These decreases were partially offset by a $2.8 million increase from our New York health care related to higher labor costs.

General, administrative and venture expense

General and administrative expense was $126.6 million in 2010 compared to $126.9 million in 2009, a decrease of $0.3 million or 0.2%.

Corporate variance

•	$13.9 million increase related to legal and professional fees associated with the HCP litigation and our transactions with HCP and Ventas;

•	$2.0 million increase in insurance related costs;

•	$6.3 million decrease in salaries as a result of our cost reduction program;

•

$5.2 million decrease in costs related to general corporate expenses as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help;

•	$1.9 million decrease in costs related to our executive deferred compensation plan;

United Kingdom variance

•	$4.1 million decrease in costs related to cost containment initiative.

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

Provision for doubtful accounts

The provision for doubtful accounts was $6.2 million in 2010 compared to $13.3 million in 2009, a decrease of $7.1 million or 53.4%. In 2009, we took a reserve of $8.0 million related to advances to a venture and an operating deficit guarantee for Aston Gardens.

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

Impairment of long-lived assets

Impairment of long-lived assets was $5.6 million in 2010 relating to ten land parcels, one operating community and one condominium project. Impairment of owned communities and land parcels was $29.4 million in 2009 relating to 13 land parcels and one condominium project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $831.0 million in 2010 compared to $949.3 million in 2009, a decrease of $118.3 million or 12.5%.

North American Management variance

•	$119.4 million decrease due to 55 fewer communities being managed in 2010;

United Kingdom variance

•	$1.1 million decrease due to the types of costs being reimbursed.

Other Non-Operating Income and Expense

Total other non-operating income was $0.7 million and $1.2 million in 2010 and 2009, respectively. The decrease in other non-operating income was primarily due to:

•	$2.6 million decrease in interest expense due to lower debt levels;

•	$2.6 million decrease in gains on the fair value of our marketable securities;

•	$5.2 million gain on the fair value of our liquidating trust note; and

•	$1.7 million for net foreign exchange gains in 2010 compared to $7.4 million for net foreign exchange gains in 2009 detailed in the following table (in millions):

	2010	2009
Canadian Dollar	$2.2	$8.0
British Pound	(0.5)	(0.6)

Total	$1.7	$7.4

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

The increase in our share of earnings in unconsolidated communities of $4.3 million was primarily due to the amendment of the cash distribution provisions of a venture agreement for one of our U.K. ventures resulting in $7.9 million higher income in 2010 and approximately $10.8 million in lower operating losses from our ventures in 2010 compared to 2009. This is partially offset by our U.K. venture, in which we have a 20% interest, selling two communities and three communities to a venture in which we have an approximate 10% interest for 2010 and 2009, respectively. As a result of the sale, the venture recorded gains of which we recognized $4.6 million and $19.0 million for our equity interest in the earnings for 2010 and 2009, respectively.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture (return on investment in unconsolidated communities) were $1.0 million lower in 2010 than 2009. In 2010, the expiration of contractual obligations resulted in the recognition of $0.3 million of gain.

In 2010, based on an event of default under the loan agreements of two ventures in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million for one venture and wrote down the equity balance of the other venture by $1.2 million. Also in 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million which is reflected in Sunrise’s share of earnings and return on investment in unconsolidated communities in our consolidated statement of operations. In addition, based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million.

We have one cost method investment in a company in which we have an approximate 9% interest. In 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of earnings and return on investment in unconsolidated communities.

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

(Provision for) Benefit from Income Taxes

The (provision for) or benefit from income taxes allocated to continuing operations was $(6.6) million and $3.9 million for 2010 and 2009, respectively. Our effective tax (rate) benefit from continuing operations was (16.6)% and 3.6% for 2010 and 2009, respectively, primarily relating to alternative minimum tax, tax contingencies and state income taxes. As of December 31, 2010, we are continuing to offset our net deferred tax assets by a full valuation allowance.

Discontinued Operations

Income/(loss) from discontinued operations was $67.8 million and $(28.3) million for 2010 and 2009, respectively. Discontinued operations consists primarily of three communities sold in 2011; our German operations which were sold in 2010; two communities sold in 2010; 22 communities sold in 2009; one community closed in 2009; our Greystone subsidiary sold in 2009; and our Trinity subsidiary which ceased operations in the fourth quarter of 2008. In 2010, we recognized a gain of $56.8 million related to the German debt restructuring which is included in discontinued operations.

Liquidity and Capital Resources

Overview

We had $49.5 million and $66.7 million of unrestricted cash and cash equivalents at December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011, we have $39.0 million of draws and $10.2 million of letters of credit outstanding against our Credit Facility.

In October 2012, our German restructure note will mature and we may be required to pay under the guarantee if we are unable to sell the mortgaged assets (see German Restructure Notes below). As of December 31, 2011, the amount of this guarantee is $26.3 million. We believe that our operations, available cash and asset sales will generate sufficient cash to meet this obligation.

We have no borrowing availability under the Credit Facility at December 31, 2011. As a result, we will be required to finance our operations in 2012 primarily with cash on hand and cash generated from operations.

Debt

At December 31, 2011 and December 31, 2010, we had $593.7 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 4.12% and 2.78%, respectively, as follows (in thousands):

	December 31, 2011	December 31, 2010
AL US debt, at fair value (1)	$321,992	$0
Community mortgages	94,641	96,942
Liquidating trust notes	26,255	38,264
Convertible subordinated notes	86,250	0
Credit facility	39,000	0
Other	3,757	5,284
Variable interest entity	21,770	22,510

	$593,665	$163,000

(1)	The principal amount of the debt at December 31, 2011 was $334.6 million.

Of the outstanding debt at December 31, 2011, we had $87.6 million of fixed-rate debt with a weighted average interest rate of 5.03% and $506.1 million of variable rate debt with a weighted average interest rate of 3.96%.

Of our total debt of $593.7 million, $47.3 million was in default as of December 31, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at December 31, 2011 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Note	Convertible Subordinated Notes	Other	Total
Default	$45,907	$1,365	$0	$0	$0	$47,272
2012	27,713	775	26,255	0	1,610	56,353
2013	21,021	810	0	0	1,610	23,441
2014	0	840	0	0	39,537	40,377
2015	321,992	880	0	0	0	322,872
2016	0	915	0	0	0	915
Thereafter	0	16,185	0	86,250	0	102,435

	$416,633	$21,770	$26,255	$86,250	$42,757	$593,665

Canadian Debt

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The loan matured in April 2011 and had a balance of $45.9 million as of December 31, 2011. In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee 42 months from the modification date; (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities.

AL US Debt

In connection with the AL US transaction (refer to Note 6), on June 2, 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of December 31, 2011 was $322.0 million and the face amount was $334.6 million.

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due 2041 in a private offering. We received an aggregate $83.7 million of net proceeds. The notes are junior subordinated obligations and bear a cash interest rate of 5.0% per annum, subject to our right to defer interest payments on the notes for up to 10 consecutive semi-annual interest periods. The notes will be convertible into shares of our common stock at an initial conversion rate of 92.2084 shares of common stock per $1,000 principal amount of the notes (which represents the issuance of approximately 8.0 million shares at an equivalent to an initial conversion price of approximately $10.845 per share), subject to adjustment upon the occurrence of specified events. We do not have the right to redeem the notes prior to maturity and no sinking fund is provided. We may terminate the holders’ conversion rights at any time on or after April 6, 2016 if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during any consecutive 30 trading day period, including the last day of such period. The notes will mature on April 1, 2041, unless purchased or converted in accordance with their terms prior to such date.

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold 10 North American properties in the liquidating trust for gross proceeds of approximately $26.7 million with an aggregate appraised value of $33.2 million through December 31, 2011. As of December 31, 2011, the electing lenders have received net proceeds of $23.4 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of December 31, 2011 was $3.8 million.

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

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of December 31, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of December 31, 2011 was $26.3 million, which represents our minimum payment guarantee at that date.

KeyBank Credit Facility

On June 16, 2011, we entered into a credit agreement for a $50 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and lender, and other lenders which may become parties thereto from time to time. The Credit Facility includes a $20.0 million sublimit to support standby letters of credit and it is also expandable to $65.0 million if (i) additional lenders commit to participate in the Credit Facility and (ii) there are no defaults.

The Credit Facility is secured by our 40% equity interest in CC3, our joint venture with a wholly owned subsidiary of CNL, which owns 29 senior living communities managed by us. The Credit Facility replaced our previous credit facility with Bank of America (“BoA Bank Credit Facility”).

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

The Credit Facility requires us to meet several covenants which include:

•	Maximum corporate leverage ratio of 5.25 to 1.0 in 2012 and thereafter;

•	Minimum corporate fixed charge coverage ratio of 1.25 to 1.0 in 2012 and 1.45 to 1.0 in 2013 and thereafter;

•	Minimum liquidity of $15.0 million;

•	Minimum collateral loan to value of 75%; and

•	Maximum permitted development obligations of $60.0 million per year after January 1, 2012.

In addition the covenants stated above, the Credit Facility also contains various covenants and events of default which could trigger early repayment obligations and early termination of the lenders’ commitment obligations. Events of default include, among others: nonpayment, failure to perform certain covenants beyond a cure period, incorrect or misleading representations or warranties, cross-default to any recourse indebtedness of ours in an aggregate amount outstanding in excess of $30.0 million, and a change of control. Our ability to borrow under the Credit Facility is subject to these covenants.

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

As of December 31, 2011, there were $39.0 million of draws against the Credit Facility and $10.2 million in letters of credit outstanding. We have no borrowing availability under the Credit Facility at December 31, 2011.

Terminated Bank Credit Facility

We entered into a termination agreement with regards to our BoA Bank Credit Facility in June 2011 at the time we entered into the Credit Facility with KeyBank. The termination agreement provided, among other things, that we would use good faith efforts to cause any outstanding letters of credit under the BoA Bank Credit Facility to be returned promptly to Bank of America for cancellation. As each letter of credit was cancelled, Bank of America returned to us the cash collateral proportionate to the letter of credit cancelled and released any lien it had upon our assets in connection with the BoA Bank Credit Facility. At December 31, 2011, there were no longer any letters of credit outstanding under the BoA Bank Credit Facility.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at December 31, 2011 was $27.7 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.5 billion with near-term scheduled debt maturities of $0.3 billion in 2012, and there is $0.9 billion of debt that is in default as of December 31, 2011. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.6 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One of the ventures mortgage loans described above is in default at December 31, 2011 due to a violation of certain loan covenants. The mortgage loan balance was $621.0 million as of December 31, 2011. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. The lender has rights which include foreclosure on the communities and/or termination of our management agreements. The venture is in discussions with the lender regarding the possibility of entering into a loan modification. During 2011, we recognized $9.0 million in management fees from this venture. Our United Kingdom Management segment reported $1.6 million in income from operations in 2011. Our investment balance in this venture was zero at December 31, 2011.

Guarantees

We have provided operating deficit guarantees to the venture lenders with respect to $0.6 billion of venture debt, whereby after depletion of established reserves, we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and have provided guarantees to ventures to fund operating shortfalls. The terms of the guarantees generally match the terms of the underlying venture debt and generally range from three to five years, to the extent we are able to refinance the venture debt. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or from proceeds of the sale of communities.

Excluding the impact of our senior living condominium project, which is accounted for under the profit sharing method, the maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at December 31, 2011 and fundings in 2011 were immaterial.

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living component with each component owned by a different venture. In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at December 31, 2011 was $12.2 million for the two ventures. We recorded losses of $9.8 million, $9.6 million and $13.6 million for 2011, 2010 and 2009, respectively.

We are obligated to our partner and the lender on the assisted living venture to fund future operating shortfalls. We are also obligated to our partner on the condominium venture to fund operating shortfalls. We have funded $8.1 million under the guarantees through December 31, 2011, of which approximately $1.2 million was funded in 2011. In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.

The depressed condominium real estate market in the Washington D.C. area has resulted in lower sales and pricing than forecasted and we believe the partners have no remaining equity in the condominium project. Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls.

As of December 31, 2011, loans of $116.4 million for the residential condominium venture and $29.9 million for the assisted living venture are both in default. We have accrued $3.3 million in default interest relating to these loans. In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to foreclose on the assets of the residential condominium venture. We are still in discussion with the lender for the assisted living venture regarding the default on the loan.

Agreements with Marriott International, Inc.

In December 2011, we closed on an agreement with Marriott International, Inc. (“Marriott”) permitting us to extend for an additional five year term commencing January 1, 2014, certain lease obligations that would have otherwise expired effective December 31, 2013. Pursuant to the terms of the agreement, we provided Marriott with a letter of credit issued by KeyBank with a face amount of $85.0 million to secure Marriott’s exposure under the Lease Guarantee and entrance fee obligations that remain outstanding (approximately $5.6 million at December 31, 2011). Marriott may draw on the letter of credit in order to pay any of the secured obligations if they are not paid by us when due. We have provided KeyBank with cash collateral of $85.0 million as security for its letter of credit obligations (refer to Note 16).

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.7 billion at December 31, 2011. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2011, the remaining liability under this obligation is $31.5 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Contractual Obligations

Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for our communities, and building and land lease commitments. In addition, we have commitments to fund ventures in which we are a partner. Refer Note 16 to our Consolidated Financial Statements for a discussion of our commitments.

Principal maturities of debt, equity investments in unconsolidated entities and future minimum lease payments at December 31, 2011 are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations
Debt	$593,665	$103,625	$63,818	$323,787	$102,435
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	344,837	71,179	105,769	62,746	105,143
Purchase Obligations (1)	23,450	7,600	12,200	3,650	0
Other Long-Term Liabilities
Equity investments in unconsolidated entities (2)	1,243	1,243	0	0	0

Total	$963,195	$183,647	$181,787	$390,183	$207,578

(1)	Represents primarily telecommunications contracts. We also have various standing or renewable contracts with vendors. These contracts are all cancellable with minimal or no cancellation penalties which have terms that are generally one year or less.
(2)	Our contractual obligation was funded through a reduction in our distributions received in January 2012.

Cash Flows

Our primary sources of cash from operating activities are from management fees, from monthly fees and other billings from services provided to residents of our consolidated communities and distributions of operating earnings from unconsolidated ventures. The primary uses of cash for our ongoing operations include the payment of community operating and ancillary expenses for our consolidated and managed communities and general and administrative expenses. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of payment to vendors. Reimbursement of these costs from our managed communities will vary as some costs are pre-funded, such as payroll, while others are reimbursed after they are incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables for our managed communities.

2011 compared to 2010

Net cash provided by operating activities was $39.2 million and $62.9 million for 2011 and 2010, respectively, a decrease of $23.7 million. This change in cash provided by operations was primarily due to a decrease in distributions of earnings from unconsolidated communities of $23.0 million.

Net cash (used in) provided by investing activities was $(130.6) million and $176.3 million for 2011 and 2010, respectively, a change of $306.9 million. The change in cash used in investing activities was primarily due to the purchase of AL US for $45.3 million, a $19.6 million decrease in proceeds from short-term investments, $85.0 million increase in restricted cash, a $107.1 million decrease in cash provided by discontinued operations, a decrease of $35.9 million in proceeds from the sale of equity interests, a $12.2 million decrease in the proceeds from the disposition of assets and an increase of $7.8 million in investments in unconsolidated communities; partially offset by a $6.8 million decrease in capital expenditures and fundings for condominium projects.

Net cash provided by (used in) financing activities was $74.2 million and $(211.7) million for 2011 and 2010, respectively, an increase of $285.9 million. This change was primarily due to the issuance of $86.3 million of junior subordinated convertible notes, draws on our Credit Facility of $39.0 million, a reduction in debt repayments net of borrowings of $66.5 million, a decrease in cash used in discontinued operations of $96.5 million and $1.1 million increase in proceeds from the exercise of stock options partially offset by an increase of $3.1 million in financing costs paid.

2010 compared to 2009

Net cash provided by operating activities was $62.9 million and $33.4 million for 2010 and 2009, respectively, an increase of $29.5 million. This change in cash provided by operations was primarily due to $63.3 million of buyout fee revenue, $16.9 million increase from distributions of earnings from unconsolidated entities and an increase in cash provided by discontinued operations of $3.6 million partially offset by a reduction in cash provided by working capital of $66.1 million.

Net cash provided by investing activities was $176.3 million and $84.4 million for 2010 and 2009, respectively, an increase of $91.9 million. The change in cash provided by investing activities was primarily due to a decrease in capital expenditures and funding of condominium projects of $9.0 million, an increase in proceeds from the disposition of property and venture interests of $43.6 million, a decrease in restricted cash of $23.8 million and a $14.7 million increase in cash provided by discontinued operations.

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

Maturity Date Through December 31,	Fixed Rate Debt	Variable Rate Debt
Past due	$1,365	$45,907
2012	0	56,354
2013	0	23,441
2014	0	40,377
2015	0	322,872
2016	0	915
Thereafter	86,250	16,184

Total Carrying Value	$87,615	$506,050

Average Interest Rate	5.03%	3.96%

Estimated Fair Market Value	$87,640	$497,506

At December 31, 2011, we had approximately $506.1 million of floating-rate debt at a weighted average interest rate of 3.96%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. A one-percent change in interest rates would increase or decrease annual interest expense by approximately $5.1 million based on the amount of floating-rate debt at December 31, 2011. A five-percent change in interest rates would increase or decrease annual interest expense by approximately $25.3 million based on the amount of floating-rate debt at December 31, 2011.

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuation; however, we may pursue hedging alternatives in the future. In 2011, we recorded $1.1 million, net, in exchange losses all relating to the Canadian dollar.

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

In 2011, units in a condominium project were classified as assets held for sale. They were recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying values of the units were in excess of their fair value less estimated costs to sell, we recorded an impairment charge of $0.1 million in 2011, which is included in operating expenses under impairment of owned communities and land parcels.

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

In connection with the restructuring of our German indebtedness (refer to Note 11), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties. As of December 31, 2011, the liquidating trust assets consist of nine land parcels and one closed community. In 2011, we recorded impairment charges of $7.2 million on eight assets held in the liquidating trust as the carrying value of these assets were in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment charges are included in operating expenses under impairment of owned communities and land parcels.

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

In 2010, based on an event of default under the loan agreements of two ventures in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million for one venture and wrote down the equity balance of the other venture by $1.2 million. Also in 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million which is reflected in Sunrise’s share of earnings and return on investment in unconsolidated communities in our consolidated statement of operations. In addition, based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million.

We have one cost method investment in a company in which we have an approximate 9% interest. In 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of earnings and return on investment in unconsolidated communities.

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

Assumptions and Approach Used for Self-Insured Risks. We record outstanding losses and expenses for the Self-Insured Risks and for our health and dental plans based on the recommendations of an appointed actuary and management’s judgment. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2011, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined. While a single value is recorded on Sunrise’s balance sheet, loss reserves are based on estimates of future contingent events and as such contain inherent uncertainty. A quantification of this uncertainty would reflect a range of reasonable favorable and unfavorable scenarios. Sunrise’s annual estimated cost for Self-Insured Risks is determined using management judgment including actuarial analyses at various confidence levels. The confidence level is the likelihood that the recorded expense will exceed the ultimate incurred cost.

Sensitivity Analysis for Self-Insured Risks. The recorded liability for Self-Insured Risks was approximately $89.9 million and $91.0 million at December 31, 2011 and 2010, respectively. The expected liability is based on a 50% confidence level. We believe the 50% confidence level provides our best estimate of our expected liability due to our sufficient history of paid and incurred claims associated with our Sunrise Captive. If we had used a 75% confidence level, the recorded liability would be approximately $14.5 million higher. If we had used a 90% confidence level, the recorded liability would be approximately $30.5 million higher.

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

Sensitivity Analysis for Self-Insured Health and Dental Plan Costs. The liability for self-insured incurred but not yet reported claims for the self-insured health and dental plan is included in “Accrued expenses” in the consolidated balance sheets and was $9.1 million and $9.7 million at December 31, 2011 and 2010, respectively. We believe that the liability for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2011, but actual claims may differ. We record any subsequent changes in estimates in the period in which they are determined and will share with the communities participating in the insurance programs based on their proportionate share of any changes in estimates.

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

Assumptions. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2011, we are the primary beneficiary of one VIE and therefore consolidate that entity.

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

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•

Nature, frequency, and severity of current and cumulative financial reporting losses – A pattern of objectively measured recent financial reporting losses are a source of negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

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

We have experienced significant losses for three of the last four years. The income earned in 2010 was primarily a result of specific non-recurring transactions. As indicated above, in making our assessment of the realizability of tax assets we assess reversing temporary differences, available tax planning strategies and estimates of future taxable income. We more heavily weight recent financial reporting losses and, accordingly, as of December 31, 2011 have given little or no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences. Tax planning strategies have been considered historically but due to the significant net operating loss carryforwards as of December 31, 2011 we have not considered such strategies to be reasonably viable. As a result of changes in judgment on the realizability of future tax benefits, a valuation allowance was established on all deferred tax assets net of reversing deferred tax liabilities.

At December 31, 2011 and 2010, our deferred tax assets, net of the valuation allowances of $149.7 million and $148.6 million, respectively, were $39.1 million and $55.9 million, respectively. At December 31, 2011 and 2010, our deferred tax liabilities were $39.1 million and $55.9 million, respectively, and therefore the net deferred tax liabilities recorded were zero as of December 31, 2011 and 2010, respectively.

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

Assumptions. In determining whether a tax benefit can be recorded, we must make assessments of a position’s sustainability and the likelihood of ultimate settlement with a taxing authority. Changes in our assessments would cause a change in our recorded position and changes could be significant. As of December 31, 2011 and 2010, we had recorded liabilities for possible losses on uncertain tax positions including related interest and penalties of $20.4 million.

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

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not fully predictable. Various legal actions, claims and proceedings are pending against us, some for specific matters described in Note 16 to the financial statements and others arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we are not able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses.

New Accounting Standards

The following Accounting Standards Update (“ASU”) was issued in 2009:

The Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to Accounting Standards Codification (“ASC”) Subtopic 605-25 – Revenue – Multiple Element Arrangements. It no longer requires third party evidence. ASU 2009-13 was effective for us January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

The following ASUs were issued in 2010:

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective in the first quarter of 2010, and the portions of ASU 2010-06 which effect Level 3 reconciliation was effective for us January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following ASUs were issued in 2011:

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

ASU 2011-10, Property, Plant and Equipment (Topic 360), Derecognition of in Substance Real Estate – a Scope Clarification, requires when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance of Subtopic 360-20 to determine whether it should derecognize in the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt and results of the subsidiary’s operations in its consolidated financial statements until legal title of the real estate is transferred to legally satisfy the debt. ASU 2011-10 is effective for us July 1, 2012 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-11, Balance Sheet (Topic 210), Disclosure about Offsetting Assets and Liabilities, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for us January 1, 2013 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 defers the presentation of the reclassification adjustments in and out of other comprehensive income, but requires entities to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU 2011-05 is effective for us January 1, 2012 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Substantially all of our resident agreements are for terms of one year, but are terminable by the resident at any time upon 30 day notice, and allow, at the time of renewal, for adjustments in the daily fees payable, and thus may enable us to seek increases in daily fees due to inflation or other factors. Any increase would be subject to market and competitive conditions and could result in a decrease in occupancy of our communities. We believe, however, that the short-term nature of our resident agreements generally serves to reduce the risk to us of the adverse effect of inflation. There can be no assurance that resident and ancillary fees will increase or that costs will not increase due to inflation or other causes.

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

The following information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Sunrise Senior Living, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 29, 2012

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$49,549	$66,720
Accounts receivable, net	38,251	37,484
Income taxes receivable	2,287	4,532
Due from unconsolidated communities	17,926	19,135
Deferred income taxes, net	19,912	20,318
Restricted cash	47,873	43,355
Assets held for sale	1,025	1,099
Prepaid expenses and other current assets	12,290	20,167

Total current assets	189,113	212,810
Property and equipment, net	624,585	238,674
Due from unconsolidated communities	0	3,868
Intangible assets, net	38,726	40,749
Investments in unconsolidated communities	42,925	38,675
Restricted cash	183,622	103,334
Restricted investments in marketable securities	2,479	2,509
Assets held in the liquidating trust	23,649	50,750
Other assets, net	13,269	10,089

Total assets	$1,118,368	$701,458

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$77,861	$80,176
Outstanding draws on bank credit facility	39,000	0
Liquidating trust notes, at fair value	26,255	0
Accounts payable and accrued expenses	134,157	131,904
Due to unconsolidated communities	404	502
Deferred revenue	11,804	15,946
Entrance fees	19,618	30,688
Self-insurance liabilities	42,004	35,514

Total current liabilities	351,103	294,730
Debt, less current maturities	450,549	44,560
Liquidating trust notes, at fair value	0	38,264
Investments accounted for under the profit-sharing method	12,209	419
Self-insurance liabilities	43,611	51,870
Deferred gains on the sale of real estate and deferred revenues	8,184	16,187
Deferred income tax liabilities	19,912	20,318
Interest rate swap	21,359	0
Other long-term liabilities, net	109,548	110,553

Total liabilities	1,016,475	576,901

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value, 120,000,000 shares authorized, 57,640,010 and 56,453,192 shares issued and outstanding, net of 509,577 and 428,026 treasury shares, at December 31, 2011 and 2010, respectively	576	565
Additional paid-in capital	487,277	478,605
Retained loss	(385,294)	(361,904)
Accumulated other comprehensive (loss) income	(5,932)	2,885

Total stockholders’ equity	96,627	120,151

Noncontrolling interests	5,266	4,406

Total equity	101,893	124,557

Total liabilities and equity	$1,118,368	$701,458

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Operating revenue:
Management fees	$96,132	$107,832	$112,467
Buyout fees	3,685	63,286	0
Resident fees for consolidated communities	464,064	354,714	339,125
Ancillary fees	30,544	43,136	45,397
Professional fees from development, marketing and other	2,498	4,278	13,193
Reimbursed costs incurred on behalf of managed communities	715,290	827,240	942,809

Total operating revenue	1,312,213	1,400,486	1,452,991
Operating expenses:
Community expense for consolidated communities	333,491	262,893	257,968
Community lease expense	76,444	59,715	59,315
Depreciation and amortization	37,523	40,637	45,778
Ancillary expenses	28,396	40,504	42,457
General and administrative	114,474	126,566	126,940
Carrying costs of liquidating trust assets	2,456	3,146	0
Write-off of capitalized project costs	0	0	14,879
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	(1,305)	3,887
Restructuring costs	0	11,690	32,534
Provision for doubtful accounts	3,802	6,154	13,251
(Gain) loss on financial guarantees and other contracts	(2,100)	518	2,053
Impairment of long-lived assets	12,734	5,647	29,439
Costs incurred on behalf of managed communities	719,159	831,008	949,331

Total operating expenses	1,326,379	1,387,173	1,577,832

(Loss) income from operations	(14,166)	13,313	(124,841)
Other non-operating income (expense):
Interest income	2,060	1,096	1,341
Interest expense	(18,320)	(7,707)	(10,273)
Gain on investments	0	932	3,556
Gain on fair value of pre-existing equity interest from a business combination	11,250	0	0
Gain on fair value of liquidating trust notes	88	5,240	0
Other (expense) income	(615)	1,181	6,553

Total other non-operating (expense) income	(5,537)	742	1,177
Gain on the sale of real estate and equity interests	8,185	27,672	21,651
Sunrise’s share of earnings and return on investment in unconsolidated communities	2,629	7,521	5,673
Loss from investments accounted for under the profit-sharing method	(9,806)	(9,650)	(12,808)

(Loss) income before (provision for) benefit from income taxes and discontinued operations	(18,695)	39,598	(109,148)
(Provision for) benefit from income taxes	(1,771)	(6,559)	3,942

(Loss) income before discontinued operations	(20,466)	33,039	(105,206)
Discontinued operations, net of tax	(1,091)	67,787	(28,309)

Net (loss) income	(21,557)	100,826	(133,515)
Less: Income attributable to noncontrolling interests, net of tax	(1,833)	(1,759)	(400)

Net (loss) income attributable to common shareholders	$(23,390)	$99,067	$(133,915)

Earnings per share data:
Basic net (loss) income per common share
(Loss) income from continuing operations	$(0.39)	$0.56	$(2.06)
Discontinued operations, net of tax	(0.02)	1.22	(0.55)

Net (loss) income	$(0.41)	$1.78	$(2.61)

Diluted net (loss) income per common share
(Loss) income from continuing operations	$(0.39)	$0.54	$(2.06)
Discontinued operations, net of tax	(0.02)	1.18	(0.55)

Net (loss) income	$(0.41)	$1.72	$(2.61)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)	Shares of Common Stock	Common Stock Amount	Additional Paid-in Capital	Retained (Loss) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Equity Attributable to Noncontrolling Interests	Total Equity
Balance at January 1, 2009	50,872	$509	$458,404	$(327,056)	$6,671	$138,528	$9,386	$147,914
Net (loss) income	0	0	0	(133,915)	0	(133,915)	400	(133,515)
Foreign currency translation loss, net of tax	0	0	0	0	(4,813)	(4,813)	0	(4,813)
Sunrise’s share of investee’s other comprehensive income	0	0	0	0	6,324	6,324	0	6,324
Distributions to noncontrolling interests	0	0	(142)	0	0	(142)	(1,341)	(1,483)
Sale of Greystone	0	0	0	0	0	0	(6,371)	(6,371)
Consolidation of a controlled entity	0	0	0	0	120	120	2,113	2,233
Issuance of restricted stock	4,175	42	11,064	0	0	11,106	0	11,106
Forfeiture or surrender of restricted stock	(59)	(1)	(116)	0	0	(117)	0	(117)
Stock option exercises	764	8	1,020	0	0	1,028	0	1,028
Stock-based compensation expense	0	0	3,928	0	0	3,928	0	3,928

Balance at December 31, 2009	55,752	558	474,158	(460,971)	8,302	22,047	4,187	26,234
Net income	0	0	0	99,067	0	99,067	1,759	100,826
Foreign currency translation loss, net of tax	0	0	0	0	(6,940)	(6,940)	0	(6,940)
Sunrise’s share of investee’s other comprehensive income	0	0	0	0	1,418	1,418	0	1,418
Unrealized gain on investments	0	0	0	0	105	105	0	105
Distributions to noncontrolling interests	0	0	0	0	0	0	(1,540)	(1,540)
Issuance of restricted stock	475	5	(5)	0	0	0	0	0
Forfeiture or surrender of restricted or common stock	(39)	(1)	(116)	0	0	(117)	0	(117)
Stock option exercises	265	3	370	0	0	373	0	373
Stock-based compensation expense	0	0	4,348	0	0	4,348	0	4,348
Tax effect from stock-based compensation	0	0	(150)	0	0	(150)	0	(150)

Balance at December 31, 2010	56,453	565	478,605	(361,904)	2,885	120,151	4,406	124,557
Net (loss) income	0	0	0	(23,390)	0	(23,390)	1,833	(21,557)
Foreign currency translation gain, net of tax	0	0	0	0	1,330	1,330	0	1,330
Sunrise’s share of investee’s other comprehensive loss	0	0	0	0	(1,894)	(1,894)	0	(1,894)
Unrealized gain on investments	0	0	0	0	72	72	0	72
Unrealized losses on interest rate swap	0	0	0	0	(8,325)	(8,325)	0	(8,325)
Distributions to noncontrolling interests	0	0	0	0	0	0	(1,778)	(1,778)
Noncontrolling interest reserve fund	0	0	0	0	0	0	805	805
Issuance of restricted stock	337	3	(3)	0	0	0	0	0
Forfeiture or surrender of restricted or common stock	(81)	(1)	(409)	0	0	(410)	0	(410)
Stock option exercises	931	9	1,470	0	0	1,479	0	1,479
Stock-based compensation expense	0	0	7,614	0	0	7,614	0	7,614

Balance at December 31, 2011	57,640	$576	$487,277	$(385,294)	$(5,932)	$96,627	$5,266	$101,893

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2010	2009
Operating activities
Net (loss) income	$(21,557)	$100,826	$(133,515)
Less: Net loss (income) from discontinued operations	1,091	(67,787)	28,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on the sale of real estate and equity interests	(8,185)	(27,672)	(21,651)
Gain on fair value of liquidating trust note	(88)	(5,240)	0
Loss from investments accounted for under the profit-sharing method	9,806	9,650	12,808
Gain on investments	0	(932)	(3,556)
Gain on fair value of pre-existing equity interest from a business combination	(11,250)	0	0
Impairment of long-lived assets	12,734	5,647	29,439
Write-off of capitalized project costs	0	0	14,879
Provision for doubtful accounts	3,802	6,154	13,251
Benefit from deferred income taxes	0	0	(2,790)
(Gain) loss on financial guarantees and other contracts	(2,100)	518	2,053
Sunrise’s share of earnings and return on investment in unconsolidated communities	(2,629)	(7,521)	(5,673)
Distributions of earnings from unconsolidated communities	12,826	35,863	18,998
Depreciation and amortization	37,523	40,637	45,778
Amortization of financing costs and debt discount	3,562	1,003	1,261
Stock-based compensation	7,614	4,232	3,812
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,969)	779	13,617
Due from unconsolidated senior living communities	1,385	(830)	23,997
Prepaid expenses and other current assets	136	(4,237)	11,829
Captive insurance restricted cash	8,535	(8,837)	(722)
Other assets	1,751	871	23,922
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	1,305	(11,390)	(37,105)
Entrance fees	(1,653)	968	(2,159)
Self-insurance liabilities	(1,493)	(15,725)	(3,714)
Guarantee liabilities	0	(500)	(125)
Deferred revenue and gains on the sale of real estate	(6,745)	4,024	1,676
Net cash (used in) provided by discontinued operations	(2,239)	2,431	(1,200)

Net cash provided by operating activities	39,162	62,932	33,419

Investing activities
Capital expenditures	(11,361)	(15,563)	(19,629)
Net proceeds (funding) for condominium projects	2,521	(61)	(4,963)
Acquisition of AL US Development Venture, LLC , net of cash acquired	(45,292)	0	0
Dispositions of property	6,226	18,411	10,758
Proceeds from the sale of equity interests	0	35,936	0
Change in restricted cash	(75,706)	9,247	(14,549)
Proceeds from short-term investments	0	19,618	15,950
Increase in investments and notes receivable	0	0	(89,473)
Proceeds from investments and notes receivable	0	1,431	94,968
Investments in unconsolidated communities	(13,728)	(5,952)	(6,760)
Distributions of capital from unconsolidated communities	963	314	(142)
Net cash provided by discontinued operations	5,813	112,869	98,213

Net cash (used in) provided by investing activities	(130,564)	176,250	84,373

Financing activities
Net proceeds from exercised options	1,479	373	1,028
Issuance of junior subordinated convertible debt	86,250	0	0
Borrowings on Credit Facility	39,000	0	0
Additional borrowings of long-term debt	0	4,010	4,969
Repayment of long-term debt	(34,554)	(71,794)	(13,561)
Net repayments on Bank Credit Facility	0	(33,728)	(61,272)
Repayment of liquidating trust notes	(11,921)	(11,482)	0
Distributions to noncontrolling interests	(1,778)	(1,540)	(1,341)
Financing costs paid	(4,245)	(1,111)	(590)
Net cash used in discontinued operations	0	(96,473)	(37,255)

Net cash provided by (used in) financing activities	74,231	(211,745)	(108,022)

Net (decrease) increase in cash and cash equivalents	(17,171)	27,437	9,770
Cash and cash equivalents at beginning of period	66,720	39,283	29,513

Cash and cash equivalents at end of period	$49,549	$66,720	$39,283

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Presentation

Organization

We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981 and incorporated in Delaware in 1994, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, including independent living, assisted living, care for individuals with Alzheimer’s and other forms of memory loss, nursing and rehabilitative care. In the past, we also developed senior living communities for ourselves, for ventures in which we retained an ownership interest and for third parties. Due to economic conditions, we have suspended all new development.

At December 31, 2011, we operated 311 communities, including 269 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 30,733. Of the 311 communities that we operated at December 31, 2011, 22 were wholly owned, 26 were under operating leases, one was consolidated as a variable interest entity, one was a consolidated venture, six were leased from a venture and consolidated, 113 were owned in unconsolidated ventures and 142 were owned by third parties.

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

Discontinued operations consist primarily of three communities sold in 2011, our German operations which were sold in 2010, two communities sold in 2010, 22 communities sold in 2009, one community closed in 2009, our Greystone subsidiary sold in 2009 and our Trinity subsidiary which ceased operations in the fourth quarter of 2008.

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

Restricted Cash

We utilize large deductible blanket insurance programs in order to contain costs for certain lines of insurance risks including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). We have self-insured a portion of the Self-Insured Risks through our wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (the “Sunrise Captive”). The Sunrise Captive issues policies of insurance on behalf of us and each community we operate and receives premiums from us and each community we operate. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Cash held by the Sunrise Captive was $95.4 million and $103.9 million at December 31, 2011 and 2010, respectively. The earnings from the investment of the cash of the Sunrise Captive are used to reduce future costs and pay the liabilities of the Sunrise Captive. Interest income in the Sunrise Captive was $0.1 million, $0.2 million and $0.7 million for 2011, 2010 and 2009, respectively.

Also included in restricted cash is $85.0 million related to a lease extension. In December 2011, we closed the transactions contemplated by the Agreement Regarding Leases, dated December 22, 2011 (the “ARL”), by and among us, Marriott International, Inc. (“Marriott”), Marriott Senior Holding Co. and Marriott Magenta Holding Company, Inc. (collectively, the “Marriott Parties”). The ARL relates to a portfolio of 14 leases (the “Leases”) for senior living facilities that are leased by SPTMRT Properties Trust, as landlord to us as tenant and guaranteed by Marriott pursuant to certain lease guarantees (collectively, the “Lease Guarantees”). Each of the Leases is scheduled to expire on December 31, 2013 and, pursuant to a prior agreement between us and the Marriott Parties, we are not permitted to exercise our option under the Leases to extend our terms for an additional five-year term unless Marriott is released from its obligations under the Lease Guarantees.

Pursuant to the terms of the ARL, among other things, Marriott consented to the extension of the term of four of the Leases (the “Continuing Leases”) for an additional five-year term commencing January 1, 2014 and ending December 31, 2018 (the “Extension Term”). We provided Marriott with a letter of credit (the “Letter of Credit”) issued by KeyBank, NA (“KeyBank”) with a face amount of $85.0 million to secure Marriott’s exposure under the Lease Guarantees for the Continuing Leases during the Extension Term and certain other of our obligations (collectively, the “Secured Obligations”). During the Extension Term, we will be required to pay Marriott an annual payment in respect of the cash flow of the Continuing Lease facilities, subject to a $1 million annual minimum. We have notified the landlord that the other ten Leases will terminate effective December 31, 2013.

Marriott may draw on the Letter of Credit in order to pay any of the Secured Obligations if not paid by us when due. We have provided KeyBank with cash collateral of $85.0 million as security for its Letter of Credit obligations. Marriott has agreed to reduce the face amount of the Letter of Credit proportionally on a quarterly basis during the Extension Term as we pay our rental obligations under the Continuing Leases. As the face amount of the Letter of Credit is reduced, KeyBank will return a proportional amount of its cash collateral to us. Following closing, to the extent that we elect not to extend any or all of the Continuing Leases, the face amount of the Letter of Credit will be reduced proportionally in respect of the rent obligations under the Continuing Leases that are not extended.

The details of our restricted cash as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Self insurance restricted cash	$95,406	$103,941
Cash collateral for letters of credit	89,002	13,765
AL US Development restricted cash	19,313	0
CC3 restricted cash	4,211	0
Other restricted cash	23,563	28,983

	$231,495	$146,689

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

Business Combinations

Our consolidated financial statements include the operations of an acquired business from the date of acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Also, transaction costs are expensed as incurred.

Assets Held for Sale

As of December 31, 2011 and 2010, approximately $1.0 million and $1.1 million of assets, respectively, were held for sale. The assets are certain condominium units that were acquired through an acquisition. We classify an asset as held for sale when all of the following criteria are met:

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

We classify land as held for sale when it is being actively marketed. For wholly owned operating communities, binding purchase and sale agreements are generally subject to substantial due diligence and historically these sales have not always been consummated. As a result, we generally do not believe that the “probable” criteria are met until the community is sold. Upon designation as an asset held for sale, we record the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. If assets classified as assets held for sale have been held for sale for over a year, the requirements to be classified as held for sale are no longer being met and the assets are reclassified to held and used and depreciation resumed and brought current. However, we usually will continue to market the assets for sale.

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

In transactions accounted for as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, profit, including our development fee, is only recognizable to the extent that proceeds from the sale of the majority equity interest exceeds the costs related to the entire property.

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

Under the profit-sharing method, the property portion of our net investment is amortized over the life of the property. Results of operations of the communities before depreciation and fees paid to us is recorded as “Loss from investments accounted for under the profit-sharing method” in the consolidated statements of operations. The net income from operations as adjusted is added to the investment account and losses are reflected as a reduction of the net investment. Distributions of operating cash flows to other venture partners are reflected as an additional expense. All cash paid or received by us is recorded as an adjustment to the net investment. The net investment is reflected in “Investments accounted for under the profit-sharing method” in the consolidated balance sheets. At December 31, 2011 and 2010, we have two ventures accounted for under the profit-sharing method.

Intangible Assets

We capitalize costs incurred to acquire management, development and other contracts. We use the acquisition method of accounting in determining the allocation of the purchase price to net tangible and intangible assets acquired, we make estimates of the fair value of the tangible and intangible assets using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals.

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

In accordance with ASC Consolidation Topic, we review all of our ventures to determine if they are VIEs and require consolidation. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2011 and 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

In accordance with ASC Consolidation Topic, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. We have reviewed all ventures that are not VIEs where we are the general partner or managing member and have determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, no such ventures are consolidated.

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

We have self-insured a portion of the self-insured risks through the Sunrise Captive. The Sunrise Captive issues policies of insurance on behalf of us and each community we operate and receive premiums from us and each community we operate. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

We record outstanding losses and expenses for all self-insured risks and for claims under insurance policies based on management’s best estimate of the ultimate liability after considering all available information, including expected future cash flows and actuarial analyses. We review our sensitivity analysis annually and our annual estimated cost for self-insured risks is determined using management judgment including actuarial analyses at various confidence levels. Our confidence level, based on our annual review, is currently at 50%. We believe the 50% confidence level provides our best estimate of our expected liability due to our sufficient history of paid and incurred claims associated with our Sunrise Captive. The confidence level is the likelihood that the recorded expense will exceed the ultimate incurred cost.

We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2011 and 2010 based on our best estimate at that date. The allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the Insurance Programs based on the proportionate share of any changes.

Employee Health and Dental Benefits

We offer employees an option to participate in our self-insured health and dental plans. The cost of our employee health and dental benefits, net of employee contributions, is shared between us and the communities based on the respective number of participants working either at our community support office or at the communities. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. Claims are paid as they are submitted to the plan administrator. We also record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. We believe that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses incurred at December 31, 2011 and 2010, but actual claims may differ. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the program based on their proportionate share of any changes.

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

When the present value of estimated costs to be incurred under care agreements exceeds the present value of estimated revenues, the present value of such excess costs is accrued. The calculation assumes a future increase in the monthly revenue commensurate with the monthly costs. The calculation currently results in an expected positive net present value cash flow and, as such, no liability was recorded as of December 31, 2011 or December 31, 2010.

Refundable entrance fees are primarily non-interest bearing and, depending on the type of plan, can range from between 30% to 100% of the total entrance fee less any additional occupant entrance fees. As these obligations are considered security deposits, interest is not imputed on these obligations. Deferred entrance fees were $19.6 million and $30.7 million at December 31, 2011 and 2010, respectively.

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

Asset Retirement Obligations

In accordance with ASC Asset Retirement and Environmental Obligations Topic, we record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.

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

In addition, certain of our long-term ground leases include clauses that may require us to dispose of the leasehold improvements constructed on the premises at the end of the lease term. These costs, however, are not estimable due to the range of potential settlement dates and variability among properties. Further we believe, the present value of any such costs would be insignificant as the remaining term of each of the leases is fifty years or more.

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

“Resident fees from consolidated communities” are recognized monthly as services are provided. Agreements with residents are generally for a term of one year and are cancelable by residents with 30 day notice. Approximately 16.0%, 19.4% and 21.1% of our resident fees from our consolidated communities for 2011, 2010 and 2009, respectively, were derived from governmental reimbursement programs. Revenues from these programs are recorded net of contractual adjustments as dictated under the specific program guidelines. Retroactive adjustments or assessments from program cost report audits conducted by governmental agencies are recorded against net revenues in the month we are given notice, without regard to whether we intend to appeal such assessments.

“Ancillary services” is comprised of fees for providing care services to residents of certain communities owned by ventures and fees for providing home health assisted living services.

“Professional fees from development, marketing and other” is comprised of fees received for services provided prior to the opening of an unconsolidated community and fees received for renovation projects. Our development fees related to building design and construction oversight are recognized using the percentage-of-completion method and the portion related to marketing services is recognized on a straight-line basis over the estimated period the services are provided. The cost-to-cost method is used to measure the extent of progress toward completion for purposes of calculating the percentage-of-completion portion of the revenues. Fees for renovation projects are recognized when earned.

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

Stock-Based Compensation

We record compensation expense for our employee stock options and restricted stock awards in accordance with ASC Equity Topic. This Topic requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period. We use the Black-Scholes model to determine the fair value of our awards at the time of grant. For awards with both performance and service conditions, we start recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expense for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $4.1 million and $4.8 million, respectively.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation. The majority of the reclassifications are to discontinued operations which includes three communities sold in 2011, our German operations which were sold in 2010, two communities sold in 2010, 22 communities sold in 2009, one community closed in 2009, our Greystone subsidiary sold in 2009 and our Trinity subsidiary which ceased operations in 2008.

New Accounting Standards

The following Accounting Standards Update (“ASU”) was issued in 2009:

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

The following ASUs were issued in 2010:

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective in the first quarter of 2010, and the portions of ASU 2010-06 which effect Level 3 reconciliation was effective for us January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following ASUs were issued in 2011.

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

ASU 2011-10, Property, Plant and Equipment (Topic 360), Derecognition of in Substance Real Estate – a Scope Clarification, requires when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance of Subtopic 360-20 to determine whether it should derecognize in the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt and results of the subsidiary’s operations in its consolidated financial statements until legal title of the real estate is transferred to legally satisfy the debt. ASU 2011-10 is effective for us July 1, 2012 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-11, Balance Sheet (Topic 210), Disclosure about Offsetting Assets and Liabilities, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for us January 1, 2013 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 defers the presentation of the reclassification adjustments in and out of other comprehensive income, but requires entities to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU 2011-05 is effective for us January 1, 2012 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest Rate Swap

In connection with our purchase of our partner’s interest in AL US Development Venture, LLC (“AL US”) (refer to Note 11), we assumed the mortgage debt and an interest rate swap. We then entered into a new interest rate swap arrangement that extended the term of the existing interest rate swap to be coterminous with the maturity extension of the mortgage debt (extended from June 2012 to June 2015). We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the one-month LIBOR rate. As a result, we will pay a fixed rate of 3.2% plus the applicable spread of 175 basis points as opposed to a floating rate equal to the one-month LIBOR rate plus the applicable spread of 175 basis points on a notional amount of $259.4 million through the maturity date of the loan. The agreement includes a credit-risk-related contingency feature whereby the derivative counterparty has incorporated the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty. The failure to comply with the loan covenant provisions would result in being in default on any derivative instrument obligations covered by the agreement. We have not posted any collateral related to this agreement. As of December 31, 2011, the derivative is in a liability position and has a fair value of $21.4 million. If we had breached any of these loan covenant provisions at December 31, 2011, we could have been required to settle our obligations under the agreement at their termination value of approximately $22.3 million. The difference between the fair value liability and the termination liability represents an adjustment for accrued interest.

We have designated the derivative as a cash flow hedge. The derivative value is based on the prevailing market yield curve on the date of measurement. We also consider counterparty credit risk in the calculation of the fair value of the swap. We evaluate the hedging effectiveness of the derivative both at inception and on an on-going basis. For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $3.2 million of losses, which are included in accumulated other comprehensive (loss) income (“AOCI”), are expected to be reclassified into earnings in the next 12 months as an increase to interest expense.

The following table details the fair market value as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Liabilities	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$21,359	$0	$21,359	$0

The following table details the impact of the derivative instrument on the consolidated statements of operations and other comprehensive income for the twelve months ended December 31 (in thousands):

	Location	2011	2010	2009
Loss on interest rate swap recognized in OCI	OCI	$10,665	$0	$0
Loss reclassified from AOCI into income (effective portion)	Interest expense	2,340	0	0
(Loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other (expense) income	(135)	0	0

Restricted Investments in Marketable Securities

The following table details the restricted investments in marketable securities measured at fair value as of December 31, 2011 (in thousands):

Assets	December 31, 2011	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Restricted investments in marketable securities	$2,479	$2,479	$0	$0

The restricted investments in marketable securities relates to a consolidated entity in which we have control but no ownership interest.

Assets Held for Sale, Assets Held and Used and Liquidating Trust Assets

The following table details the assets impaired in 2011 (in thousands):

Assets	December 31, 2011	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment Losses in 2011
Assets held and used	$22,879	$0	$0	$22,879	$5,359
Assets held for sale	1,025	0	0	1,025	139
Liquidating trust assets (1)	19,135	0	0	19,135	6,305

	$43,039	$0	$0	$43,039	$11,803

(1)	Excludes assets sold in 2011. Impairment losses of $0.9 million relate to land parcels sold in 2011 included in operating expenses under impairment of long-lived assets.

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Assets held for sale (condominium units)	$1,025	$1,099

In 2011, we classified the assets of a condominium project as held for sale. The assets are recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying value of the assets were in excess of their fair value less estimated costs to sell, we recorded an impairment charge of $0.1 million, which is included in operating expenses under impairment of long-lived assets.

In 2010, certain land parcels, a closed community and a condominium project were classified as assets held for sale. They were recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying value of an asset was in excess of its fair value less estimated costs to sell, we recorded an impairment charge of $0.7 million in 2010, which is included in operating expenses under impairment of long-lived assets.

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

Assets Held and Used

In 2011, we recorded impairment charges of $5.4 million for a land parcel and an operating community as the carrying value of each of the assets was in excess of its fair value. We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

In 2010, we recorded impairment charges of $1.1 million for a land parcel and an operating community as the carrying value of these assets was in excess of their fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment charges are included in operating expenses under impairment of long-lived assets.

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

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (refer to Note 11), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). As of December 31, 2011, the liquidating trust assets consist of nine land parcels and one closed community. In 2011, we recorded $6.3 million of impairment charges on seven land parcels held in the liquidating trust as the carrying value of each of the assets was in excess of its estimated fair value. We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to estimate the fair value. Our estimate of fair value also considered the short-term maturity of the liquidating trust notes. The impairment loss is included in operating expenses under impairment of long-lived assets.

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

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$87,615	$506,050	(1)

Average Interest Rate	5.03%	3.96%

Estimated Fair Market Value	$87,640	$497,506

(1)	Includes $259.4 million of debt that has been fixed by a separate interest rate swap instrument.

Disclosure about fair value of financial instruments is based on pertinent information available to us at December 31, 2011.

Liquidating Trust Notes

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 11). The notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the underlying value of the collateral and the expected timing and amount of repayment. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee.

		Fair Value Measurements at Reporting Date Using
(In thousands) Liabilities	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
Liquidating trust notes, at fair value	$26,255	$0	$0	$26,255	$88

The following table reconciles the beginning and ending balances for the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2011 (in thousands):

Liquidating Trust Notes
Beginning balance - 1/1/11	$38,264
Total gains	(88)
Payments	(11,921)

Ending balance - 12/31/11	$26,255

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

4.	Allowance for Doubtful Accounts

Allowance for doubtful accounts consists of the following (in thousands):

	Accounts Receivable	Other Assets	Total
Balance January 1, 2009	$35,033	$8,000	$43,033
Provision for doubtful accounts (1)	14,931	0	14,931
Write-offs	(25,900)	(8,000)	(33,900)

Balance December 31, 2009	24,064	0	24,064
Provision for doubtful accounts (1)	6,156	0	6,156
Write-offs	(13,891)	0	(13,891)

Balance December 31, 2010 (1)	16,329	0	16,329
Provision for doubtful accounts (1)	3,845	0	3,845
Write-offs	(5,676)	0	(5,676)

Balance December 31, 2011 (1)	$14,498	$0	$14,498

(1)	Includes provision associated with discontinued operations.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	Asset Lives	2011	2010
Land and land improvements	15 years	$120,803	$50,806
Building and building improvements	40 years	579,064	205,822
Furniture and equipment	3-10 years	166,517	144,970

		866,384	401,598
Less: Accumulated depreciation		(241,799)	(162,924)

Property and equipment, net		$624,585	$238,674

Depreciation expense was $32.4 million, $27.3 million and $31.0 million in 2011, 2010 and 2009, respectively.

In 2011, we sold three wholly owned operating communities with a net book value of $15.8 million and three land parcels with a net book value of $4.0 million for total proceeds of $12.8 million. We also recorded impairment charges of $12.7 million related to ten land parcels, one condominium project and one operating community. Refer to Note 3.

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

6.	Acquisition of AL US

On June 2, 2011, we closed on a purchase and sale agreement with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”) to purchase the MS Parties’ 80% membership interest (“MS Interest”) in the AL US Development Venture, LLC (“AL US”) venture in which we already owned the remaining 20% membership interest. AL US indirectly owns 15 assisted and independent living facilities which we managed prior to the purchase. Pursuant to the purchase and sale agreement, we purchased the MS Interest for an aggregate purchase price of $45 million. As a result of the transaction, we own 100% of the membership interest of AL US and accordingly, have consolidated the assets, liabilities and operating results of AL US from the date of acquisition.

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

The estimated fair value of the assumed debt and interest rate swap at acquisition was approximately $350.1 million and $15.1 million, respectively. The fair value of the debt was estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Immediately following the closing of the transaction, we entered into an amendment to the loan agreement with HSH Nordbank AG (refer to Note 11) and made a $25.0 million principal payment on the debt.

The following table presents information for AL US that is included in our consolidated statement of operations from the acquisition date, June 2, 2011, through December 31, 2011 (in thousands).

AL US Included in Sunrise’s 2011 Results
Revenues	$49,286
Income attributable to common shareholders	854

The following table presents our supplemental consolidated pro forma information as if the acquisition had occurred on January 1, 2010 (in thousands except per share amounts):

	2011	2010
Revenues	$1,326,300	$1,434,561
(Loss) income from continuing operations	(32,398)	49,024
Diluted (loss) earnings per share	$(0.60)	$0.82

The unaudited pro forma consolidated results do not purport to project the future results of operations. The unaudited pro forma consolidated results reflect the historical financial information of us and AL US, adjusted for the following pro forma pre-tax amounts:

•	Elimination of our revenue earned from the management of the communities prior to acquisition of $2.4 million and $5.8 million for 2011 and 2010, respectively.

•	Elimination of direct expenses from the management of the communities prior to acquisition of $18.3 million and $41.9 million for 2011 and 2010, respectively.

•	Elimination of equity in earnings from the AL US venture of $2.7 million and $(2.7) million for 2011 and 2010, respectively.

•	Addition of revenue from the operation of the communities prior to acquisition of $34.8 million and $81.8 million for 2011 and 2010, respectively.

•	Addition of expenses from the operation of the communities prior to acquisition of $15.6 million and $34.8 million for 2011 and 2010, respectively.

•	Adjustments to depreciation of $4.2 million and $15.0 million for 2011 and 2010, respectively, related to the property and equipment acquired.

•	Interest adjustment of $5.9 million and $15.3 million for 2011 and 2010, respectively, related to the debt assumed.

7.	Sales of Real Estate

Total gains (losses) on sale recognized are as follows (in thousands):

	December 31,
	2011	2010	2009
Properties accounted for under basis of performance of services	$5,236	$1,269	$10,451
Properties accounted for previously under deposit method	0	1,900	3,439
Properties accounted for under the profit-sharing method	0	0	8,853
Land and community sales	2,101	(241)	(360)
Sales of equity interests	0	25,013	0
Condominium sales	0	(171)	(1,032)
Other sales	848	(98)	300

Total gains on the sale of real estate and equity interests	$8,185	$27,672	$21,651

Basis of Performance of Services

In connection with certain transactions where we sold majority membership interests in entities owning partially developed land or sold partially developed land to ventures, we provided guarantees to support the operations of the underlying communities for a limited period of time. In addition, we have operated the communities under long-term management agreements since their opening. Due to our continuing involvement, all gains on the sale and fees received after the sale are initially deferred. Any fundings under the cost overrun guarantees and the operating deficit guarantees are recorded as a reduction of the deferred gain. Gains and development fees are recognized on the basis of performance of the services required. Gains of $5.2 million, $1.3 million and $10.5 million were recognized in 2011, 2010 and 2009, respectively.

Deposit Method

In 2003, we sold a portfolio of 13 operating communities and five communities under development for approximately $158.9 million in cash, after transaction costs, which was approximately $21.5 million in excess of our capitalized costs. In connection with the transaction, we agreed to provide income support to the buyer if the cash flows from the communities were below a stated target. We recorded a gain of $52.5 million upon the expiration of the guarantee in 2007. In 2011, 2010 and 2009, the buyer reimbursed us for some of the income support payments previously made. We recorded additional gains of zero, $1.9 million and $3.4 million in 2011, 2010 and 2009, respectively, relating to these reimbursements.

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

In a different transaction in 2006, we sold a majority interest in two separate entities related to a project consisting of a residential condominium component and an assisted living component with each component owned by a different entity. We provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at December 31, 2011 was $12.2 million for the two ventures. We recorded a loss of $9.8 million, $9.6 million and $13.6 million in 2011, 2010 and 2009, respectively.

In connection with the condominium project, we are obligated to our partner and the lender on the assisted living venture to fund future operating shortfalls. We are also obligated to our partner on the condominium venture to fund operating shortfalls. We have funded $8.1 million under the guarantees through December 31, 2011, of which approximately $1.2 million was funded in 2011. In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums (refer to Note 16).

The depressed condominium real estate market in the Washington, D.C. area has resulted in lower sales and pricing than forecasted. We believe the partners have no remaining equity in the condominium project. Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls. However, under the profit sharing method, we will continue to incur losses associated with the venture.

As of December 31, 2011, loans of $116.4 million for the residential condominium venture and of $29.9 million for the assisted living venture are both in default. We have accrued $3.3 million in default interest relating to these loans. We are in discussions with the lenders regarding these defaults.

Relevant details are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$15,208	$13,012	$14,219
Operating expenses	(18,643)	(17,934)	(18,849)
Interest expense	(7,082)	(5,826)	(6,195)
Impairment loss	(396)	(462)	(1,146)

Loss from operations before depreciation	(10,913)	(11,210)	(11,971)
Depreciation expense	1,562	1,560	1,489
Other non-operating expense	(455)	0	0
Distributions to other investors	0	0	(2,326)

Loss from investments accounted for under the profit-sharing method	$(9,806)	$(9,650)	$(12,808)

Investments accounted for under the profit-sharing method, net	$(12,209)	$(419)	$11,031
Amortization expense on investments accounted for under the profit-sharing method	$0	$0	$363

Land and Community Sales

In 2011, 2010 and 2009, we sold three, four and one parcels of undeveloped land, respectively. We recognized gains (losses) of $0.2 million, $(0.2) million and $(0.4) million, in 2011, 2010 and 2009, respectively, related to these land sales.

In addition, we received $2.0 million in 2011 relating to the sale of a land parcel sold in 2010. The receipt of the amount was contingent on the buyer receiving zoning approval for the property which the buyer received in 2011. A gain of approximately $2.0 million was recognized in 2011.

In 2011, we sold three operating communities which were part of the liquidating trust for approximately $8.3 million and recognized gains of approximately $1.5 million which is included in discontinued operations. This gain is after a reduction of $0.1 million related to potential future indemnification obligations which expire in 2012. These properties, in addition to three land parcels sold in 2011, were part of the liquidating trust held as collateral for the electing lenders and a prorated portion of the net proceeds from the sales were distributed to the electing lenders and reduced the principal balance of our restructure note by $11.3 million (refer to Note 11).

In 2010, we sold two operating properties for approximately $10.8 million and we recognized a net gain of approximately $4.0 million which is reflected in discontinued operations in our consolidated statements of operations. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in 2011. These properties, in addition to two land parcels sold in 2010, were part of the liquidating trust held as collateral for the electing lenders and a prorated portion of the net proceeds from the sales were distributed to the electing lenders and reduced the principal balance of our restructure note by $10.7 million. In 2011, a gain of $0.7 million was recognized when the indemnification period expired. The gain is included in discontinued operations.

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

Condominium Sales

In 2006, we acquired the long-term management agreements of two San Francisco Bay area continuing care retirement communities (“CCRC”) and the ownership of one community. As part of the acquisition, we also received ten vacant condominium units from the seller that we could renovate and sell. In 2007, we purchased an additional 37 units. Of the 47 units acquired, three were converted into a fitness center for the community, 14 were converted into seven double units and three were converted into a triple unit. In 2011, 2010 and 2009, we sold one, nine and nine of the 35 renovated units in each respective year and recognized losses on those sales totaling zero, $(0.2) million and $(1.0) million in 2011, 2010 and 2009, respectively.

Sales of Equity Interests

We sold our equity interest in nine limited liability companies in the U.S. and two limited partnerships in Canada in 2010 and one venture in 2009 whose underlying assets were real estate. In accordance with ASC Property, Plant and Equipment Topic, the sale of an investment in the form of a financial asset that is in substance real estate should be accounted for in accordance with this Topic. For all of the transactions, we did not provide any forms of continuing involvement that would preclude sale accounting or gain recognition. We recognized gains on sale of $25.0 million and zero in 2010 and 2009, respectively, related to these sales.

Other

In 2011, we recognized a $0.8 million gain when it was determined that our obligations relating to certain environmental and structural issues at a property previously sold by us had been fully satisfied and no further amounts would be incurred.

8.	Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2011, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $16.1 million and $17.1 million, respectively, of net property and equipment and debt of $21.8 million and $22.5 million, respectively, of which $1.4 million was in default as of December 31, 2011, in our December 31, 2011 and December 31, 2010 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with the Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of December 31, 2011 and December 31, 2010, we guaranteed $20.4 million and $21.1 million, respectively, of the bonds. Management fees earned by us were $0.7 million, $0.6 million and $0.6 million for 2011, 2010 and 2009, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $12.4 million, $10.1 million and $11.1 million for 2011, 2010 and 2009, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $0.2 million per year in 2011, 2010 and 2009, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $7.0 million and $6.6 million at December 31, 2011 and December 31, 2010, respectively. These amounts are eliminated in our consolidated financial statements.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture. The entity has £439.4 million ($679.0 million) of debt of which $621.0 million is in default. This debt is non-recourse to us. Our equity investment in the venture is zero at December 31, 2011. The line item “Due from unconsolidated communities” on our consolidated balance sheet as of December 31, 2011 contains $1.4 million due from the venture. Our maximum exposure to loss is $1.4 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our consolidated statements of operations as a result of our involvement with the VIE.

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

In 2007, we formed another venture with a third party which owned 13 communities. Upon its formation, the entity was not considered a VIE. In August 2011, the venture transferred ownership of six communities in the venture to another entity. This was a reconsideration event for the venture and the entity was deemed to be a VIE because it no longer had sufficient equity to finance its activities without additional subordinated financial support. The entity has $138.7 million of debt which is non-recourse to us. Our equity investment in the venture is zero at December 31, 2011. Our maximum exposure to loss is zero. We calculated the maximum exposure to loss as the maximum loss (regardless of the probability of being incurred) that we could be required to record in our consolidated statements of operations as a result of our involvement with the VIE.

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

9.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2011	2010
Management contracts less accumulated amortization of $11,612 and $42,143	1 - 30 years	$34,413	$36,739
Leaseholds less accumulated amortization of $5,237 and $4,822	10 - 29 years	2,646	3,062
Other intangibles less accumulated amortization of $2,360 and $1,033	1 - 40 years	1,667	948

		$38,726	$40,749

Amortization was $3.5 million, $11.7 million and $13.0 million in 2011, 2010 and 2009, respectively. These amounts include $0.5 million, $9.5 million and $10.2 million of accelerated amortization of certain terminated management contracts. Amortization is expected to be approximately $3.6 million in 2012 and $1.7 million per year from 2013 to 2016.

10.	Investments in Unconsolidated Communities

The following are our investments in unconsolidated communities as of December 31, 2011:

Sunrise Ownership
Karrington of Findlay	50.00%
CC3 Acquisition, LLC	40.00%
Sunrise/Inova McLean Assisted Living, LLC	40.00%
CLPSun III Tenant, LP	32.12%
CLPSun Partners III, LLC	32.12%
CNLSun Partners II, LLC	30.00%
AU-HCU Holdings, LLC	30.00%
RCU Holdings, LLC	30.00%
SunVest, LLC	30.00%
Metropolitan Senior Housing, LLC	25.00%
Sunrise at Gardner Park, LP	25.00%
Master CNL Sun Dev I, LLC	20.00%
Master MetSun, LP	20.00%
Master MetSun Two, LP	20.00%
Master MetSun Three, LP	20.00%
PS UK Investment (Jersey) LP	20.00%
Sunrise Beach Cities Assisted Living, LP	20.00%
Sunrise First Euro Properties LP	20.00%
Sunrise HBLR, LLC	20.00%
PS UK Investment II (Jersey) LP	16.90%
Santa Monica AL, LLC	15.00%
Cortland House, LP	10.00%
Dawn Limited Partnership	9.81%

Our weighted average ownership percentage in our unconsolidated ventures, including our investments accounted for under the profit sharing method, is approximately 23.5% based on total assets as of December 31, 2011.

Included in “Due from unconsolidated communities” are net receivables and advances from unconsolidated ventures of $17.5 million and $22.5 million at December 31, 2011 and 2010, respectively. Net receivables from these ventures relate primarily to development and management activities.

Summary financial information for unconsolidated ventures accounted for by the equity method, which excludes our venture accounted for under the profit sharing method, is as follows (in thousands and unaudited):

	December 31,
	2011	2010	2009
Current assets	$117,375	$115,970	$146,468
Noncurrent assets, principally property and equipment	2,747,355	2,664,564	3,842,919
Current liabilities, excluding current portion of mortgage debt	73,953	84,845	121,868
Total mortgage debt	2,392,623	2,672,506	3,569,246
Noncurrent liabilities, excluding mortgage debt	24,240	51,177	104,810
Equity	373,914	(27,994)	193,463
Revenue	577,829	513,349	443,318
Loss from continuing operations	(29,679)	(38,763)	(87,363)
Net loss	(51,513)	(43,850)	(40,727)

Accounting policies used by the unconsolidated ventures are the same as those used by us.

Total management fees and reimbursed contract services from related unconsolidated ventures was $319.2 million, $500.5 million and $572.7 million in 2011, 2010 and 2009, respectively.

Our share of earnings and return on investment in unconsolidated communities consists of the following (in thousands):

	December 31,
	2011	2010	2009
Sunrise’s share of (loss) earnings in unconsolidated communities	$(2,435)	$8,599	$4,245
Return on investment in unconsolidated communities	7,110	9,956	10,612
Impairment of equity and cost investments	(2,046)	(11,034)	(9,184)

Sunrise’s share of earning and return on investment in unconsolidated communities	$2,629	$7,521	$5,673

Various transactions, such as recapitalizations, and other adjustments, which can vary significantly year to year, account for differences in the amount at which our investments are carried and the amount of our underlying equity in the net assets of those investments. Our investment in unconsolidated communities was (less than) greater than our portion of the underlying equity in the ventures by $(76.0) million and $60.4 million as of December 31, 2011 and 2010, respectively.

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

In 2011, our return on investment in unconsolidated communities was primarily the result of distributions of $4.4 million from operations of the investments where the book value is zero and we have no contractual or implied obligation to support the venture. Also, in 2011, we recognized $2.7 million in conjunction with the expiration of a contractual obligation.

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

Transactions

CNL

In January 2011, we contributed our 10% ownership interest in an existing venture in exchange for a 40% ownership interest in a new venture, CC3 Acquisition, LLC (“CC3”), organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. We made an additional capital contribution of $9.9 million of which $7.6 million was funded as a deposit into escrow in 2010 and $2.3 million was funded upon transaction closing. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining 60% interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for 2011 was approximately $5.0 million, of which $4.0 million was reflected as an expense in Sunrise’s share of loss and return on investment in unconsolidated communities and $1.0 million was reflected as general and administrative expense. Six communities in the state of New York, whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

In August 2011, we and our venture partner in a portfolio of six communities transferred ownership of the portfolio to a new joint venture owned 70% by a wholly-owned subsidiary of CNL different from the above subsidiary and 30% by us. As part of our new venture agreement with the CNL subsidiary, from the start of year four to the end of year six, we will have a buyout option to purchase CNL’s 70% interest in the venture for a purchase price that provides a 16% internal rate of return to CNL. In addition, the new venture modified the existing mortgage loan in the amount of $133.2 million to provide for, among other things, (i) pay down of the loan by approximately $28.7 million and (ii) an extension of the maturity date of the loan to April 2014 which may be extended by two additional years under certain conditions. In connection with the transaction, we contributed $8.1 million and CNL contributed $19.0 million to the new venture.

In October 2011, we closed on a purchase and sale agreement with Master MorSun Acquisition LLC for its 80% ownership interest in a joint venture that owned seven senior living facilities to a new joint venture owned approximately 68% by CNL Income Partners, LP and approximately 32% by us. In connection with the transaction, we transferred our interest in the previous joint venture valued at approximately $16.7 million and CNL Income Partners, LP contributed approximately $35.4 million. The purchase was also funded by $120.0 million of new debt financing in the venture. We have the option to buy out CNL Income Partners, LP’s interest during years four to six for a purchase price that provides a 13% internal rate of return to CNL Income Partners, LP.

Ventas

In 2010, we sold to Ventas, Inc. (“Ventas”) all of our venture interests in nine limited liability companies in the U.S. and two limited partnerships in Canada, which collectively owned 58 communities managed by us. The aggregate purchase price for the venture interests was approximately $41.5 million. In connection with this transaction, we recorded a $25.0 million gain on the sale and deferred $5.7 million of the payment, as of December 31, 2010, which was recognized as management fee income in 2011.

U.K. Venture

In 2010 and 2009, our first U.K. development venture in which we have a 20% equity interest sold two and four communities, respectively, to a venture in which we have an approximate 10% interest. We recorded equity in earnings in 2010 and 2009 of approximately $13.0 million and $19.5 million, respectively. In 2010, we entered into an amendment to the partnership agreement for our first U.K. development venture. Under the amendment, we and our venture partner agreed to amend the partnership agreement as it related to distributions and acknowledged that we had received distributions less than what we were entitled to. In December 2010, we received a distribution of $15.2 million. In addition, our venture partner agreed to release $7.3 million of undistributed proceeds from previous sales that had been held on our behalf in an escrow account within the venture. Our equity in earnings from this venture is composed of (i) gains on the sale of the communities, (ii) the amendment to the cash distribution waterfall in 2010 and (iii) earnings and losses from the community operations.

When our U.K. ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund this bonus pool. In 2010 and 2009, we recorded bonus expense of $0.2 million and $0.7 million, respectively, in respect of the bonus pool relating to the U.K. venture.

Non-Participation in Capital Calls and Debt Defaults

In 2011, based on economic challenges and defaults under the venture’s construction loan agreements, we considered our equity investment in one of our ventures to be other than temporarily impaired and wrote down the equity investment by $2.0 million. The impairment charge is included in our consolidated statements of operations in “Sunrise’s share of earnings and return on investment in unconsolidated communities.”

In 2010, based on an event of default under the loan agreements of two ventures in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million for one venture and wrote down the equity balance of the other venture by $1.2 million. Also in 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million which is reflected in Sunrise’s share of earnings and return on investment in unconsolidated communities in our consolidated statements of operations. In addition, based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million.

We have one cost method investment in a company in which we have an approximate 9% interest. In 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of earnings and return on investment in unconsolidated communities.

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

Aston Gardens

In 2008, we received a notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to sell our 25% equity interest and to resign as managing member of the venture and manager of the communities when we were released from various guarantees provided to the venture’s lender.

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

Pursuant to these agreements, the lender and our venture partner released us from all past and future funding commitments in connection with the Fountains portfolio, as well as from all other liabilities prior to the date of the agreements arising under the Fountains venture, loan and management agreements, including obligations under operating deficit and income support obligations. We retain certain management and operating obligations with respect to one community until regulatory approval is obtained to transfer management. Regulatory approval was received in January 2012 and we are no longer managing the community.

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

Other

In 2010, a venture in which we own 25% interest sold its only property. We received proceeds of approximately $0.4 million.

11.	Debt

At December 31, 2011 and December 31, 2010, we had $593.7 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 4.12% and 2.78%, respectively, as follows (in thousands):

	December 31,	December 31,
	2011	2010
AL US debt, at fair value (1)	$321,992	$0
Community mortgages	94,641	96,942
Liquidating trust notes	26,255	38,264
Convertible subordinated notes	86,250	0
Credit facility	39,000	0
Other	3,757	5,284
Variable interest entity	21,770	22,510

	$593,665	$163,000

(1)	The principal amount of the debt at December 31, 2011 was $334.6 million.

Of the outstanding debt at December 31, 2011, we had $87.6 million of fixed-rate debt with a weighted average interest rate of 5.03% and $506.1 million of variable rate debt with a weighted average interest rate of 3.96%.

Of our total debt of $593.7 million, $47.3 million was in default as of December 31, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at December 31, 2011 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Note	Convertible Subordinated Notes	Other	Total
Default	$45,907	$1,365	$0	$0	$0	$47,272
2012	27,713	775	26,255	0	1,610	56,353
2013	21,021	810	0	0	1,610	23,441
2014	0	840	0	0	39,537	40,377
2015	321,992	880	0	0	0	322,872
2016	0	915	0	0	0	915
Thereafter	0	16,185	0	86,250	0	102,435

	$416,633	$21,770	$26,255	$86,250	$42,757	$593,665

Canadian Debt

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The loan matured in April 2011 and had a balance of $45.9 million as of December 31, 2011. In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee 42 months from the modification date; (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities.

AL US Debt

In connection with the AL US transaction (refer to Note 6), on June 2, 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of December 31, 2011 was $322.0 million and the face amount was $334.6 million.

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due 2041 in a private offering. We received an aggregate $83.7 million of net proceeds. The notes are junior subordinated obligations and bear a cash interest rate of 5.0% per annum, subject to our right to defer interest payments on the notes for up to 10 consecutive semi-annual interest periods. The notes will be convertible into shares of our common stock at an initial conversion rate of 92.2084 shares of common stock per $1,000 principal amount of the notes (which represents the issuance of approximately 8.0 million shares at an equivalent to an initial conversion price of approximately $10.845 per share), subject to adjustment upon the occurrence of specified events. We do not have the right to redeem the notes prior to maturity and no sinking fund is provided. We may terminate the holders’ conversion rights at any time on or after April 6, 2016 if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during any consecutive 30 trading day period, including the last day of such period. The notes will mature on April 1, 2041, unless purchased or converted in accordance with their terms prior to such date.

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold 10 North American properties in the liquidating trust for gross proceeds of approximately $26.7 million with an aggregate appraised value of $33.2 million through December 31, 2011. As of December 31, 2011, the electing lenders have received net proceeds of $23.4 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of December 31, 2011 was $3.8 million.

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

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of December 31, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of December 31, 2011 was $26.3 million, which represents our minimum payment guarantee at that date.

KeyBank Credit Facility

On June 16, 2011, we entered into a credit agreement for a $50 million senior revolving line of credit (“Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and lender, and other lenders which may become parties thereto from time to time. The Credit Facility includes a $20.0 million sublimit to support standby letters of credit and it is also expandable to $65.0 million if (i) additional lenders commit to participate in the Credit Facility and (ii) there are no defaults.

The Credit Facility is secured by our 40% equity interest in CC3, our joint venture with a wholly owned subsidiary of CNL, that owns 29 senior living communities managed by us. The Credit Facility replaced our previous credit facility with Bank of America (“BoA Bank Credit Facility”).

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

The Credit Facility requires us to meet several covenants which include:

•	Maximum corporate leverage ratio of 5.25 to 1.0 in 2012 and thereafter;

•	Minimum corporate fixed charge coverage ratio of 1.25 to 1.0 in 2012 and 1.45 to 1.0 in 2013 and thereafter;

•	Minimum liquidity of $15.0 million;

•	Minimum collateral loan to value of 75%; and

•	Maximum permitted development obligations of $60.0 million per year after January 1, 2012.

In addition the covenants stated above, the Credit Facility also contains various covenants and events of default which could trigger early repayment obligations and early termination of the lenders’ commitment obligations. Events of default include, among others: nonpayment, failure to perform certain covenants beyond a cure period, incorrect or misleading representations or warranties, cross-default to any recourse indebtedness of ours in an aggregate amount outstanding in excess of $30.0 million, and a change of control. Our ability to borrow under the Credit Facility is subject to these covenants.

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

As of December 31, 2011, there were $39.0 million of draws against the Credit Facility and $10.2 million in letters of credit outstanding. We have no borrowing availability under the Credit Facility at December 31, 2011.

Terminated Bank Credit Facility

We entered into a termination agreement with regards to our BoA Bank Credit Facility in June 2011 at the time we entered into the Credit Facility with KeyBank. The termination agreement provided, among other things, that we would use good faith efforts to cause any outstanding letters of credit under the BoA Bank Credit Facility to be returned promptly to Bank of America for cancellation. As each letter of credit was cancelled, Bank of America returned to us the cash collateral proportionate to the letter of credit cancelled and released any lien it had upon our assets in connection with the BoA Bank Credit Facility. At December 31, 2011, there were no longer any letters of credit outstanding under the BoA Bank Credit Facility.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at December 31, 2011 was $27.7 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.5 billion with near-term scheduled debt maturities of $0.3 billion in 2012, and there is $0.9 billion of debt that is in default as of December 31, 2011. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.6 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One of the ventures mortgage loans described above is in default at December 31, 2011 due to a violation of certain loan covenants. The mortgage loan balance was $621.0 million as of December 31, 2011. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. The lender has rights which include foreclosure on the communities and/or termination of our management agreements. The venture is in discussions with the lender regarding the possibility of entering into a loan modification. During 2011, we recognized $9.0 million in management fees from this venture. Our United Kingdom Management segment reported $1.6 million in income from operations in 2011. Our investment balance in this venture was zero at December 31, 2011.

Value of Collateral and Interest Paid

At December 31, 2011 and 2010, the net book value of properties pledged as collateral for mortgages payable was $542.3 million and $196.8 million, respectively.

Interest paid totaled $12.3 million, $6.9 million and $12.6 million in 2011, 2010 and 2009, respectively. Interest capitalized was zero for both 2011 and 2010 and $0.5 million in 2009.

12.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Sunrise operating loss carryforwards - federal	$71,544	$66,303
Sunrise operating loss carryforwards - state	20,072	15,851
Sunrise operating loss carryforwards - foreign	15,313	11,519
Financial guarantees	1	21
Accrued health insurance	856	1,145
Self-insurance liabilities	4,452	4,763
Stock-based compensation	8,240	6,242
Allowance for doubtful accounts	4,923	4,169
Tax credits	7,734	7,734
Accrued expenses and reserves	29,246	30,896
Basis difference in property and equipment and intangibles	0	24,496
Entrance fees	17,310	15,536
Liability - Liquidating trust	6,825	14,023
Other	2,352	1,788

Gross deferred tax assets	188,868	204,486
U.S. federal and state valuation allowance	(134,476)	(134,232)
Canadian valuation allowance	(15,182)	(14,063)
U.K. valuation allowance	(79)	(282)

Net deferred tax assets	39,131	55,909

Deferred tax liabilities:
Investments in ventures	(27,272)	(49,649)
Basis difference in property and equipment and intangibles	(6,839)	0
Other	(5,020)	(6,260)

Total deferred tax liabilities	(39,131)	(55,909)

Net deferred tax liabilities	$0	$0

Our worldwide taxable (loss) income for 2011 and 2010 was estimated to be $(31.0) million and $105.2 million, respectively. All available sources of positive and negative evidence were evaluated to determine if there should be a valuation allowance on our net deferred tax asset. In 2011 and 2010, we recorded a full valuation allowance on the deferred tax asset as deferred tax assets in excess of reversing deferred tax liabilities were not likely to be realized. At December 31, 2011 and 2010, our total valuation allowance on deferred tax assets was $149.7 million and $148.6 million, respectively.

At December 31, 2011, we have estimated U.S. federal net operating loss carryforwards of $203.7 million which are carried forward to offset future taxable income in the U.S. for up to 20 years. At December 31, 2011, we had state net operating loss carryforwards valued at $20.1 million, which are expected to expire from 2012 through 2027. At December 31, 2011, we had German net operating loss carryforwards to offset future foreign taxable income of $70.7 million, which have an unlimited carryforward period. At December 31, 2011, we had Canadian net operating loss carryforwards of $47.1 million to offset future foreign taxable income, which are carried forward to offset future taxable income in Canada for up to 20 years. In 2011, 2010 and 2009, we provided income taxes for unremitted earnings of our foreign subsidiaries that are not considered permanently reinvested.

At December 31, 2011, we had $1.3 million of foreign tax credit carryforwards expire in 2013. In addition, we have general business credits carryforwards of $6.5 million at December 31, 2011. At December 31, 2008, we had Alternative Minimum Tax credits of $4.7 million. In 2009, we elected to carryback the 2008 Alternative Minimum Tax losses and received a refund related to the credits. The major components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$641	$4,094	$(952)
State	1,225	1,975	799
Foreign	(95)	640	(1,201)

Total current expense	1,771	6,709	(1,354)
Deferred:
Federal	0	(150)	(5,412)
State	0	0	2,824
Foreign	0	0	0

Total deferred benefit	0	(150)	(2,588)

Provision for (benefit from) income taxes	$1,771	$6,559	$(3,942)

The income tax benefit allocated to discontinued operations was zero, $(1.4) million and zero for 2011, 2010 and 2009, respectively. Taxes paid (refunded) were $(0.6) million, $0.7 million and $(29.2) million in 2011, 2010 and 2009, respectively.

The differences between the amount that would have resulted from applying the domestic federal statutory tax rate (35%) to pre-tax income from continuing operations and the reported income tax expense from continuing operations recorded for each year are as follows:

	Years Ended December 31,
(In thousands)	2011	2010	2009
(Loss) income before tax benefit (expense) taxed in the U.S.	$(11,575)	$37,366	$(105,892)
(Loss) income before tax benefit (expense) taxed in foreign jurisdictions	(7,120)	2,232	(3,656)

(Loss) income from continuing operations before tax benefit (expense)	$(18,695)	$39,598	$(109,548)

Tax at US federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	-4.3%	3.2%	-2.9%
Work opportunity credits	0.0%	-12.2%	0.0%
Change in valuation allowance	-26.7%	-20.5%	-40.5%
Nondeductible wages	-7.3%	3.6%	0.0%
Tax exempt interest	0.1%	-0.2%	0.2%
Tax contingencies	-0.1%	3.5%	1.8%
Write-off of non-deductible goodwill	0.0%	0.0%	9.1%
Foreign rate differential	-0.2%	-0.5%	-0.2%
Unremitted foreign earnings	5.3%	0.0%	-0.3%
Transfer pricing	-4.8%	3.6%	-2.0%
Other	-6.5%	1.1%	-3.8%

	-9.5%	16.6%	-3.6%

The table below details our unrecognized tax benefits (in thousands):

	2011	2010	2009

Gross unrecognized tax benefit at beginning of year	$13,920	$13,920	$17,817
Additions based on tax positions taken during a prior period	0	0	0
Reductions based on tax positions taken during a prior period	0	0	(3,897)
Additions based on tax positions taken during the current period	0	0	0
Reductions based on tax positions taken during the current period	0	0	0
Reductions related to settlement of tax matters	0	0	0
Reductions related to a lapse of applicable statute of limitations	(261)	0	0

Gross unrecognized tax benefit at end of year	$13,659	$13,920	$13,920

Included in the balances of unrecognized tax benefits at December 31, 2011 and 2010 were approximately $13.7 million and $13.9 million, respectively, of tax positions that, if recognized, would decrease our effective tax rate.

We reflect interest and penalties, if any, on unrecognized tax benefits in the consolidated statements of operations as income tax expense. The amount of interest recognized in the consolidated statements of operations for 2011, 2010 and 2009 related to unrecognized tax benefits was a pre-tax expense of $0.5 million, $1.4 million and $1.2 million, respectively. The amount of penalties recognized in the consolidated statements of operations for 2011, 2010 and 2009 related to unrecognized tax benefits was a pre-tax (expense) income of $(0.2) million, zero and $0.1 million, respectively.

The total amount of accrued liabilities for interest recognized in the consolidated balance sheets related to unrecognized tax benefits as of December 31, 2011 and 2010 was $6.5 million and $6.0 million, respectively. The total amount of accrued liabilities for penalties recognized in the consolidated balance sheets related to unrecognized tax benefits as of December 31, 2011 and 2010 was $1.6 million and $1.8 million, respectively. To the extent that uncertain matters are settled favorably, this amount could reverse and decrease our effective tax.

Taxing Jurisdictions Audits

Within the next twelve months, it is reasonably possible that approximately $1.1 million of uncertain tax positions may be released into income due to the expiration of state statute of limitations.

In 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim. Our case was officially closed in March 2011 when the IRS notified us that their review of the field agents’ assessments was complete. The German government has concluded its income tax audit for the years 2006 through 2008. There are no income tax returns under audit by the Canadian government with years after 2006 remaining open and subject to audit. In addition, the years after 2003 are subject to transfer pricing adjustments only. There are no returns under audit by the U.K. government with years after 2008 remaining open and subject to audit. At this time, we do not expect the results from any income tax audit to have a material impact on our financial statements. We do not believe that it is reasonably possible that the amount of unrecognized tax benefits will significantly change in 2012.

13.	Stockholders’ Equity

German Debt Restructuring

In 2009, we issued 4.2 million shares of the 5.0 million shares of common stock to three electing lenders in connection with the German debt restructuring discussed in Note 11. The common stock had a fair value at the time of issuance of $11.1 million.

2008 Omnibus Plan, As Amended

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

As of December 31, 2011, there were a total of 352,732 shares of common stock available for award under the 2008 Omnibus Plan. In addition, up to an additional 1,043,660 shares that remain subject to outstanding awards under the Prior Plans at December 31, 2011 could at a future date become available for award under the 2008 Omnibus Plan to the extent the shares subject to the awards are not purchased or the awards are forfeited or expire or otherwise terminate without any delivery of shares.

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

Under the terms of the 2008 Omnibus Plan, the option exercise price and vesting provisions are fixed when the option is granted. The options typically expire ten years from the date of grant and vest typically over a three-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted. Fair market value is generally determined as the closing price on (i) the date of grant (if grant is made before or during trading hours) or (ii) the next trading day after the date of grant (if grant is made after the securities market closes on a trading day).

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

	2011	2010	2009
Risk free interest rate	2.09% - 3.49%	2.63% - 3.63%	3.0% - 3.7%
Expected dividend yield	0	0	0
Expected term (years)	6.5	6.5	6.5
Expected volatility	94.6% - 95.7%	92.9% - 94.7%	81.8% - 92.0%

A summary of our stock option activity and related information for the year ended December 31, 2011 is presented below (share amounts are shown in thousands):

	Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
Outstanding - 1/1/09	7,807	$6.72
Granted	890	2.58
Exercised	(763)	1.37
Forfeited	(397)	1.25
Expired	(865)	15.67

Outstanding - 12/31/09	6,672	6.45
Granted	1,420	3.97
Exercised	(264)	1.34
Forfeited	(329)	1.60
Expired	(1,149)	14.09

Outstanding - 12/31/10	6,350	5.00
Granted	705	7.65
Exercised	(931)	1.59
Forfeited	(113)	3.44
Expired	(212)	18.32

Outstanding - 12/31/11	5,799	5.39	7.0

Vested and expected to vest - 12/31/11	5,799	5.39	7.0

Exercisable - 12/31/11	3,888	5.13	6.2

The weighted average grant date fair value of options granted was $6.09, $3.15 and $1.94 per share in 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised was $10.3 million, $1.2 million and $1.7 million for 2011, 2010 and 2009, respectively. The fair value of shares vested was $3.0 million, $2.0 million and $2.3 million for 2011, 2010 and 2009, respectively. Unrecognized compensation expense related to the unvested portion of our stock options was approximately $6.9 million as of December 31, 2011, and is expected to be recognized over a weighted-average remaining term of approximately 1.9 years.

The amount of cash received from the exercise of stock options was approximately $1.5 million in 2011. We generally issue shares for the exercise of stock options from authorized but unissued shares.

In 2011, we granted 17 recently promoted or newly hired employees non-qualified stock options to purchase 205,000 shares of common stock at grant prices ranging from $5.82 to $9.68. One-third of the options vest yearly beginning in 2012.

In January 2011, our chief investment and administrative officer was granted an award of 500,000 stock options. The options have a term of 10 years and an exercise price per share of $7.31. One-third of the stock options will vest on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting date.

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

In December 2010, our chief executive officer was granted an award of 1,000,000 stock options. The options have a term of 10 years and an exercise price per share of $3.94. One-third of the stock options will vest on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting date.

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

Restricted Stock

Restricted stock awards typically vest over three years. Compensation expense is recognized ratably using the straight-line method for restricted stock with graded vesting.

A summary of our restricted stock activity and related information for the years ended December 31, 2011, 2010 and 2009 is presented below (share amounts are shown in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2009	324	$24.91
Granted	0	0.00
Vested	(138)	28.77
Canceled	(43)	32.38

Nonvested, December 31, 2009	143	19.05
Granted	475	3.53
Vested	(67)	14.87
Canceled	(2)	24.00

Nonvested, December 31, 2010	549	6.11
Granted	337	9.88
Vested	(190)	6.24
Canceled	(12)	9.68

Nonvested, December 31, 2011	684	7.87

The total fair value of restricted shares vested was $6.24 per share and $14.87 per share for 2011 and 2010, respectively. Unrecognized compensation expense related to the unvested portion of our restricted stock was approximately $4.1 million as of December 31, 2011, and is expected to be recognized over a weighted-average remaining term of approximately 2.0 years.

Restricted stock shares are generally issued from authorized but unissued shares.

In 2011, connection with a new incentive program for certain of our employees, we also granted 237,074 shares of restricted stock to 65 employees at grant date fair values ranging from $5.82 to $9.68. The grants vest yearly over three years beginning in 2012, with the exception of one employee whose first tranche vested immediately.

In March 2011, we made a grant of 100,000 shares of restricted stock at a grant date fair value of $11.51 to our new chief financial officer. The restricted stock vests at a rate of one-third on each of first three anniversaries of the date of grant, subject to continued employment on the applicable vesting date.

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

Restricted Stock Units

In 2011, half of our non-employee directors’ retainer fee was paid in restricted stock units. Accordingly, a total of 71,880 restricted stock units were granted to our six non-employee directors (11,980 each) in January 2011 at a grant date fair value of $6.26 per share. One-quarter of the restricted stock units vested immediately upon grant and the remainder vested quarterly during 2011. All compensation expense for these awards was recognized in 2011.

In 2011, 441,616 restricted stock units were granted in the second quarter of 2011 at a grant date fair value of $9.34. One-third of the units vest yearly beginning in 2012. Compensation expense for these restricted stock units is recognized ratably over the vesting period. As of December 31, 2011, the unrecognized compensation expense for these awards totaled $3.3 million and is expected to be recognized over the remaining term of 2.4 years. A total of 45,499 restricted stock units were forfeited during 2011.

Shares used to satisfy restricted stock unit awards are expected to be issued from authorized but unissued shares.

Performance Units

In 2011, an aggregate of 671,816 performance units were granted for performance periods 2011, 2012 and 2013 to employees at a grant date fair value of $9.34 per share. There were a total of 12,024 performance units forfeited during 2011. The performance units are allocated 25% in 2011, 25% in 2012 and 50% in 2013, with the number of performance units earned each year based upon the achievement of specified adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. Vesting of any earned performance units is subject to the employee remaining employed by us through June 1, 2014. The adjusted EBITDA targets were established for the 2011 performance units on the date of grant. The adjusted EBITDA targets for 2012 and 2013 performance units will be established within the first 90 days of each respective year. We recorded a total of $0.3 million in stock compensation expense with regard to the 2011 performance units in 2011 based upon the probable outcome of the performance condition for 2011. As of December 31, 2011, the unrecognized compensation expense for the 2011 performance units totaled $1.2 million, and is expected to be recognized over the remaining service period of 2.4 years. No compensation expense for the 2012 and 2013 performance units was recorded in 2011 because the grant dates for these awards are not deemed to occur until the respective adjusted EBITDA targets for these performance units have been established. Once the adjusted EBITDA targets for 2012 and 2013 are established, the 2012 and 2013 performance units will be accounted for using the same methodology as applied to the 2011 performance units.

Shares used to satisfy performance units are expected to be issued from authorized but unissued shares.

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

The Rights Agreement was further amended in December 2011 to exclude Carlson Capital, L.P., together with its Affiliates and Associates (as defined in the Rights Agreement) (together, “CCLP”), but only so long as CCLP is the beneficial owner of our outstanding common stock constituting in the aggregate 14.9% or less of our outstanding common stock, inclusive of the shares of common stock currently beneficially owned by CCLP. In conjunction, CCLP agreed to certain standstill provisions with respect to our common stock for a period of one year.

14.	Buyout of Management Agreements and Settlement of Management Agreement Disputes

In 2011, we earned $3.7 million in buyout fees as the result of the termination of four management contracts.

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

As a result of these management agreement buyouts, we have been terminated as manager on 36 communities. We earned $0.4 million, $12.8 million and $17.9 million of management fees from these communities in 2011, 2010 and 2009, respectively. We will not earn these fees in 2012 and thereafter.

Settlement of Management Agreement Disputes

In 2010, we reached an agreement to settle certain management agreement disputes with one of our venture partners and recorded a $2.8 million charge related to this settlement, $1.1 million of which was accrued in 2009. This charge is reflected as a reduction to management fee income in our consolidated statements of operations.

15.	Net Income (Loss) Per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator for basic and diluted income (loss) per share:
(Loss) income from continuing operations	$(22,299)	$31,280	$(105,792)
(Loss) income from discontinued operations	(1,091)	67,787	(28,123)

Total net (loss) income	$(23,390)	$99,067	$(133,915)

Denominator:
Weighted-average shares outstanding - basic	56,725	55,787	51,391
Effect of dilutive securities - Employee stock options and restricted stock	0	1,654	0

	56,725	57,441	51,391

Basic net (loss) income per common share
(Loss) income from continuing operations	$(0.39)	$0.56	$(2.06)
(Loss) income from discontinued operations	(0.02)	1.22	(0.55)

Total net (loss) income	$(0.41)	$1.78	$(2.61)

Diluted net income (loss) per common share
(Loss) income from continuing operations	$(0.39)	$0.54	$(2.06)
(Loss) income from discontinued operations	(0.02)	1.18	(0.55)

Total net (loss) income	$(0.41)	$1.72	$(2.61)

Options are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options after applying the treasury stock method of 1,724,840, zero and 513,025 for 2011, 2010 and 2009, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

16.	Commitments and Contingencies

Leases for Office Space

Rent expense for office space, excluding Trinity, for 2011, 2010 and 2009 was $3.3 million, $4.0 million and $7.6 million, respectively. We lease our community support office and regional offices under various leases which expire through September 2013. In 2008, we ceased using approximately 40,276 square feet of office space at our community support office. In 2011 and 2009, we terminated additional portions of our lease at our community support office and recorded charges of $0.1 million and $2.7 million related to the terminations.

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

When the Trinity Companies ceased operations in December 2008, all leased premises were vacated and leasehold improvements and furniture, fixtures and equipment were abandoned. As a result, we recorded a charge of $0.7 million, $1.0 million and $1.2 million in 2011, 2010 and 2009, respectively, related to the lease abandonment which is included in loss from discontinued operations.

Leases for Operating Communities

We have operating leases for ten communities (excluding the Marriott leases discussed below) with terms ranging from 15 to 20 years, with two ten-year extension options. We have three other ground leases related to operating communities with lease terms ranging from 25 to 99 years. These leases are subject to annual increases based on the consumer price index and/or stated increases in the lease. In addition, we have one ground lease related to an abandoned project.

In connection with the acquisition of MSLS in March 2003, we assumed 14 operating leases and renegotiated an existing operating lease agreement for another MSLS community in June 2003. We also entered into two new leases with a landlord who acquired two continuing care retirement communities from MSLS on the same date. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The extension of 14 of these leases beyond the 2013 expiration date requires third party approval. Rent expense from these 17 leases was $51.0 million, $50.8 million and $50.4 million for 2011, 2010 and 2009, respectively. The leases had initial terms of 20 years, and contain one or more renewal options, generally for five to 15 years. The leases provide for minimum rentals and additional rentals based on the operations of the leased community.

In December 2011, we closed the transactions contemplated by the Agreement Regarding Leases, dated December 22, 2011 (the “ARL”), by and among us, Marriott International, Inc. (“Marriott”), Marriott Senior Holding Co. and Marriott Magenta Holding Company, Inc. (collectively, the “Marriott Parties”). The ARL relates to a portfolio of 14 leases (the “Leases”) for senior living facilities that are leased by SPTMRT Properties Trust, as landlord to us as tenant and guaranteed by Marriott pursuant to certain lease guarantees (collectively, the “Lease Guarantees”). Each of the Leases is scheduled to expire on December 31, 2013 and, pursuant to a prior agreement between us and the Marriott Parties, we are not permitted to exercise our option under the Leases to extend our terms for an additional five-year term unless Marriott is released from its obligations under the Lease Guarantees.

Pursuant to the terms of the ARL, among other things, Marriott consented to the extension of the term of four of the Leases (the “Continuing Leases”) for an additional five-year term commencing January 1, 2014 and ending December 31, 2018 (the “Extension Term”). We provided Marriott with a letter of credit (the “Letter of Credit”) issued by KeyBank, NA (“KeyBank”) with a face amount of $85.0 million to secure Marriott’s exposure under the Lease Guarantees for the Continuing Leases during the Extension Term and certain other of our obligations (collectively, the “Secured Obligations”). During the Extension Term, we will be required to pay Marriott an annual payment in respect of the cash flow of the Continuing Lease facilities, subject to a $1 million annual minimum. We have notified the landlord that the other ten Leases will terminate effective December 31, 2013.

Marriott may draw on the Letter of Credit in order to pay any of the Secured Obligations if not paid by us when due. We have provided KeyBank with cash collateral of $85.0 million as security for its Letter of Credit obligations. Marriott has agreed to reduce the face amount of the Letter of Credit proportionally on a quarterly basis during the Extension Term as we pay our rental obligations under the Continuing Leases. As the face amount of the Letter of Credit is reduced, KeyBank will return a proportional amount of its cash collateral to us. Following closing, to the extent that we elect not to extend any or all of the Continuing Leases, the face amount of the Letter of Credit will be reduced proportionally in respect of the rent obligations under the Continuing Leases that are not extended.

Rent expense for communities subject to operating leases was $76.4 million, $59.7 million and $59.3 million for 2011, 2010 and 2009, respectively, including contingent rent expense of $5.7 million, $5.6 million and $5.5 million for 2011, 2010 and 2009, respectively.

Future minimum lease payments under office, ground and other operating leases at December 31, 2011 are as follows (in thousands):

2012	$71,179
2013	67,883
2014	37,886
2015	39,176
2016	23,570
Thereafter	105,143

$344,837

Letters of Credit

At December 31, 2011, in addition to $10.2 million in letters of credit secured by our Credit Facility, we have letters of credit outstanding of $91.7 million relating to our insurance programs and $85.0 million related to the Marriott lease guarantee discussed above. These letters of credit are fully cash collateralized.

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

Excluding the impact of our senior living condominium project, which is accounted for under the profit sharing method, the maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at December 31, 2011 and fundings in 2011 were immaterial.

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living component with each component owned by a different venture. In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at December 31, 2011 was $12.2 million for the two ventures. We recorded losses of $9.8 million, $9.6 million and $13.6 million for 2011, 2010 and 2009, respectively.

We are obligated to our partner and the lender on the assisted living venture to fund future operating shortfalls. We are also obligated to our partner on the condominium venture to fund operating shortfalls. We have funded $8.1 million under the guarantees through December 31, 2011, of which approximately $1.2 million was funded in 2011. In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.

The depressed condominium real estate market in the Washington D.C. area has resulted in lower sales and pricing than forecasted and we believe the partners have no remaining equity in the condominium project. Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls.

As of December 31, 2011, loans of $116.4 million for the residential condominium venture and $29.9 million for the assisted living venture are both in default. We have accrued $3.3 million in default interest relating to these loans. In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to foreclose on the assets of the residential condominium venture. We are still in discussion with the lender for the assisted living venture regarding the default on the loan.

Agreements with Marriott International, Inc.

In December 2011, we closed on an agreement with Marriott International, Inc. (“Marriott”) permitting us to extend for an additional five year term commencing January 1, 2014, certain lease obligations that would have otherwise expired effective December 31, 2013. Pursuant to the terms of the agreement, we provided Marriott with a letter of credit issued by KeyBank with a face amount of $85.0 million to secure Marriott’s exposure under the Lease Guarantee and entrance fee obligations that remain outstanding (approximately $5.6 million at December 31, 2011). Marriott may draw on the letter of credit in order to pay any of the secured obligations if they are not paid by us when due. We have provided KeyBank with cash collateral of $85.0 million as security for its letter of credit obligations.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.7 billion at December 31, 2011. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2011, the remaining liability under this obligation is $31.5 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Employment Agreements

We have employment agreements with Mark S. Ordan, Chief Executive Officer, C. Marc Richards, Chief Financial Officer, Greg Neeb, Chief Investment and Administrative Officer, and David Haddock, General Counsel and Secretary.

On December 1, 2010, we entered into an amended and restated employment agreement with Mark S. Ordan, our Chief Executive Officer. Under Mr. Ordan’s amended and restated employment agreement, his employment term was extended from November 1, 2011 (as provided in this original employment agreement) to December 1, 2012, with automatic one-year renewals at the end of that term and each year thereafter unless either party otherwise provides notice to the other at least 120 days prior to the next renewal. In connection with the execution of his amended and restated employment agreement, Mr. Ordan received a cash re-signing bonus of $3 million and a grant of a ten-year option to purchase 1,000,000 shares of our common stock at an exercise price of $3.94 per share. The re-signing option vests as to one-third of the shares subject to the option on each of December 1, 2011, 2012 and 2013, so long as Mr. Ordan continues to be employed by us on the applicable vesting date. The golden parachute excise tax gross-up provision also was eliminated from his original employment agreement.

On January 25, 2011, we entered into an amended and restated employment agreement with Greg Neeb, our Chief Investment and Administrative Officer. Under Mr. Neeb’s amended and restated employment agreement, Mr. Neeb’s employment term was extended from January 21, 2012 (as provided in his original employment agreement) to January 25, 2013, with automatic one-year renewals at the end of that term and each year thereafter unless either party otherwise provides notice to the other at least 120 days prior to the next renewal. In connection with the execution of his amended and restated employment agreement, Mr. Neeb received a cash re-signing bonus of $2 million and a grant of a ten-year option to purchase 500,000 shares of our common stock at an exercise price of $7.31 per share. The re-signing option vests as to one-third of the shares subject to the option on each of January 25, 2012, 2013 and 2014, so long as Mr. Neeb continues to be employed by us on the applicable vesting date. The golden parachute excise tax gross-up provision also was eliminated from his original employment agreement.

We also entered into an employment agreement with Mr. Haddock, our General Counsel and Secretary, on October 1, 2010. The employment agreement provides for an initial three-year employment term, with automatic one-year renewals at the end of the initial term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended.

We also entered into an employment agreement with Mr. Richards, our Chief Financial Officer, on March 11, 2011. The employment agreement provides for an initial three-year employment term, with automatic one-year renewals at the end of the initial term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended.

Under the employment agreements, Mr. Ordan, Mr. Neeb, Mr. Haddock and Mr. Richards are entitled to receive an annual base salary of $650,000, $450,000, $350,000 and $300,000 per year, respectively, subject to increase as may be determined by the Compensation Committee of our Board of Directors. Each of these executives is eligible for an annual bonus under the terms of their employment agreements. Currently, none of the employment agreements with our named executive officers contain a golden parachute excise tax gross-up provision.

Legal Proceedings

Purnell and Miller Lawsuits

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court, which the Court denied. The parties have completed briefing on class certification, and the Court held a hearing on plaintiff’s motion for class certification on January 23, 2012. On February 27, 2012, the Court denied the plaintiff’s motion for class certification.

In addition, on January 31, 2012, the same counsel filed what that counsel characterized as a related lawsuit captioned Cheryl Miller, an individual on behalf of herself and others similarly situated v. Sunrise Senior Living Management, Inc., a Virginia corporation; and Does 1 through 100, Case No. BC478075 in the Superior Court of the State of California, County of Los Angeles. On or about February 8, 2012, Plaintiff Cheryl Miller filed a First Amended Complaint (“FAC”), which was served on Sunrise on February 15, 2012. Plaintiff’s FAC is styled as a class action and alleges that Sunrise failed to pay all wages owed to employees as a result of allegedly improper “rounding” of time to the nearest quarter hour and that Sunrise failed to comply with the California Labor Code by issuing “debit cards” to pay wages. The FAC asserts claims for: (1) failure to pay all wages due to illegal rounding; (2) unfair, unlawful and fraudulent business practices; (3) failure to provide accurate pay stubs, (4) failure to pay wages upon ending employment; (5) failure to comply with Labor Code section 212 regarding payment of wages, and (6) seeking penalties under the California Labor Code Private Attorney Generals Act. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

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

The Court consolidated the two actions and held a pretrial conference on December 6, 2011. Discovery is ongoing and a final pretrial conference is scheduled for June 21, 2012. A trial date of August 6, 2012 has been set. At this point in time, we estimate that a loss from a negative outcome in the range of $2 million to $4 million is reasonably possible. As we do not believe this loss is probable, we have not accrued a contingent loss related to this matter.

Subpoena From the U.S. Attorney’s Office

        The U.S. Attorney’s Office for the Eastern District of Pennsylvania has issued a subpoena to us for certain documents relating to resident care at one of our Pennsylvania communities. This community has experienced significant publicity due to an incident occurring in the spring of 2011. We are cooperating with the U.S. Attorney’s Office and are in the process of producing the requested documents.

Other Pending Lawsuits and Claims

In addition to the matters described above, we are involved in various lawsuits and claims and regulatory and other governmental audits and investigations arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on our business, financial condition, and results of operations.

17.	Related-Party Transactions

Day Care Center Sublease

J127 Foundation (formerly Sunrise Senior Living Foundation) is an independent, not-for-profit organization whose purpose is to operate schools and day care facilities, provide low and moderate income assisted living housing and own and operate a corporate conference center. Paul Klaassen, our Non-Executive Chairman of the Board of Directors and his wife are the primary contributors to, and serve on the board of directors and serve as officers of, J127 Foundation. One or both of them also serve as directors and as officers of various J127 Foundation subsidiaries. Certain other of our employees also serve as directors and/or officers of J127 Foundation and its subsidiaries. Since November 2006, the Klaassens’ daughter has been the Director of J127 Foundation. She was previously employed by J127 Foundation from June 2005 to July 2006. Since October 2007, the Klaassens’ son-in-law has also been employed by J127 Foundation and beginning in August 2010, the Klaassens’ son was also employed by J127 Foundation.

J127 Foundation’s stand-alone day care center, which provides day care services for a fee for our employees and non-Sunrise employees, is located in the same building complex as our community support office. The day care center subleases space from us under a sublease that commenced in April 2004, expires September 30, 2013, and was amended in January 2007 to include additional space. The sublease payments, which equal the payments we are required to make under our lease with our landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. J127 Foundation paid Sunrise approximately $0.2 million in sublease payments in each 2011, 2010 and 2009.

Fairfax Community Ground Lease

We lease the real property on which our Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. The amended ground lease provided for monthly rent of $12,926 when signed in 2003, and is adjusted annually based on the consumer price index. Annual rent expense paid by us under this lease was approximately $0.2 million for 2011, 2010 and 2009. The aggregate dollar amount of the scheduled lease payments through the remaining term of the lease is approximately $13.9 million.

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

Effective May 1, 2010, we entered into an independent contractor agreement with Teresa M. Klaassen to provide the following consulting services to us: advise our chief executive officer and other officers on matters relating to quality of care, training, morale and product development; and at the request of our chief executive officer, visit regions and communities, and attend and speak at quarterly meetings and other company functions. Ms. Klaassen was previously our employee and acted as our chief cultural officer. The agreement had a one-year term and expired on April 30, 2011. Under this agreement, we paid Ms. Klaassen $8,333 per month. In 2011 and 2010, we paid Ms. Klaassen $33,333 and $66,667, respectively, under the agreement.

SecureNet Payment Systems LLC

In October 2008, we entered into a contract with SecureNet Payment Systems LLC (“SecureNet”) to provide consulting services in connection with the processing of direct deposit and credit card payments by community residents of their monthly fees. The sales agent representing SecureNet, whose compensation on the contract is based on SecureNet’s revenue from the contract, is the wife of a then Sunrise employee. In November 2008, after the award of the contract, that employee became Senior Vice President, North American Operations and an officer of the Company. The Governance Committee reviewed this transaction at its meeting on July 20, 2009 and concluded that the bidding process was done with integrity, that the award to SecureNet appeared to have been in our best interest and that our employee’s relationship to the SecureNet sales representative did not have any influence over the decision to select SecureNet. In 2010 and 2009, $0.3 million and $0.2 million of fees were paid, respectively, to SecureNet. The Senior Vice President ceased to be an employee in 2010.

18.	Employee Benefit Plans

401k Plan

We have a 401(k) Plan (“the Plan”) covering all eligible employees. Under the Plan, eligible employees may make pre-tax contributions up to 100% of the IRS limits. The Plan provides an employer match dependent upon compensation levels and years of service. The Plan does not provide for discretionary matching contributions. Matching contributions were $1.6 million, $1.5 million and $1.6 million in 2011, 2010 and 2009, respectively.

Sunrise Executive Deferred Compensation Plan

We had an executive deferred compensation plan (the “Executive Plan”) for employees who met certain eligibility criteria. Under the Plan, eligible employees may make pre-tax contributions in amounts up to 25% of base compensation and 100% of bonuses. We may make discretionary matching contributions to the Executive Plan. Employees vest in the matching employer contributions, and interest earned on such contributions, at a date determined by the Benefit Plan Committee. Matching contributions were zero in 2010 and 2009 and 2008. We terminated the Executive Plan in January 2010 and distributions were made in January 2011.

Deferred Compensation Plan with the former Chief Executive Officer

Pursuant to Mr. Klaassen’s prior employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account, notwithstanding Mr. Klaassen’s termination of his employment in November 2008. At the end of the 12-year period, any net gains accrued or realized from the investment of the amounts contributed by us are payable to Mr. Klaassen and we will receive any remaining amounts. As of December 31, 2011, we had contributed an aggregate of $1.8 million into this plan which fully funded the account. Refer to Note 16 for further information regarding executive compensation plans.

19.	Discontinued Operations

Discontinued operations consist primarily of three communities sold in 2011, our German operations, two communities sold in 2010, 22 communities sold in 2009, one community closed in 2009, our Greystone subsidiary sold in 2009 and our Trinity subsidiary which ceased operations in 2008. The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue	$1,809	$28,177	$118,797
Expenses	(3,341)	(40,960)	(129,729)
Impairments	(1,031)	(3,316)	(74,770)
Other (expense) income	(1,143)	10,035	(16,669)
Gain on sale of real estate or business	2,615	15,542	74,124
Gain on German transaction	0	56,819	0
Income taxes	0	1,490	(62)

(Loss) income from discontinued operations	$(1,091)	$67,787	$(28,309)

20.	Information about Sunrise’s Segments

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

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada, excluding allocated management fees from our North American Management segment of $12.8 million, $10.0 million and $8.3 million for 2011, 2010 and 2009, respectively.

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

Segment results are as follows (in thousands):

	For the Year Ended December 31, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$81,350	$0	$14,782	$0	$96,132
Buyout fees	3,685	0	0	0	3,685
Resident fees for consolidated communities	66,124	397,940	0	0	464,064
Ancillary fees	30,544	0	0	0	30,544
Professional fees from development, marketing and other	0	0	843	1,655	2,498
Reimbursed costs incurred on behalf of managed communities	706,934	0	8,356	0	715,290

Total operating revenues	888,637	397,940	23,981	1,655	1,312,213
Operating expenses:
Community expense for consolidated communities	40,793	292,698	0	0	333,491
Community lease expense	17,961	58,483	0	0	76,444
Depreciation and amortization	3,076	26,141	0	8,306	37,523
Ancillary expenses	28,396	0	0	0	28,396
General and administrative	0	0	13,899	100,575	114,474
Carrying costs of liquidating trust assets	0	0	0	2,456	2,456
Gain on financial guarantees	(2,100)	0	0	0	(2,100)
Provision for doubtful accounts	1,886	1,308	0	608	3,802
Impairment of long-lived assets	0	4,623	0	8,111	12,734
Costs incurred on behalf of managed communities	710,674	0	8,485	0	719,159

Total operating expenses	800,686	383,253	22,384	120,056	1,326,379

Income (loss) from operations	$87,951	$14,687	$1,597	$(118,401)	$(14,166)

Interest expense	$0	$0	$0	$(18,320)	$(18,320)
Sunrise’s share of earnings (loss) and return on investment in unconsolidated entities	0	0	4,592	(1,963)	2,629
Investments in unconsolidated communities	0	0	28,062	14,863	42,925
Segment assets	218,031	649,540	42,899	207,898	1,118,368
Expenditures for long-lived assets	0	3,348	0	8,013	11,361

	For the Year Ended December 31, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$95,807	$0	$12,025	$0	$107,832
Buyout fees	63,286	0	0	0	63,286
Resident fees for consolidated communities	23,507	331,207	0	0	354,714
Ancillary fees	43,136	0	0	0	43,136
Professional fees from development, marketing and other	0	0	3,177	1,101	4,278
Reimbursed costs incurred on behalf of managed communities	815,221	0	12,019	0	827,240

Total operating revenues	1,040,957	331,207	27,221	1,101	1,400,486
Operating expenses:
Community expense for consolidated communities	16,446	246,447	0	0	262,893
Community lease expense	1,582	58,133	0	0	59,715
Depreciation and amortization	12,441	15,992	0	12,204	40,637
Ancillary expenses	40,504	0	0	0	40,504
General and administrative	0	0	11,325	115,241	126,566
Carrying costs of liquidating trust assets	0	0	0	3,146	3,146
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	(1,305)	(1,305)
Restructuring costs	0	0	0	11,690	11,690
Provision for doubtful accounts	3,824	921	0	1,409	6,154
Loss on financial guarantees and other contracts	518	0	0	0	518
Impairment of long-lived assets	0	826	0	4,821	5,647
Costs incurred on behalf of managed communities	818,987	0	12,021	0	831,008

Total operating expenses	894,302	322,319	23,346	147,206	1,387,173

Income (loss) from operations	$146,655	$8,888	$3,875	$(146,105)	$13,313

Interest expense	$0	$0	$0	$(7,707)	$(7,707)
Sunrise’s share of earnings (loss) and return on investment in unconsolidated entities	0	0	9,373	(1,852)	7,521
Investments in unconsolidated communities	0	0	27,007	11,668	38,675
Segment assets	155,884	242,229	36,626	266,719	701,458
Expenditures for long-lived assets	380	10,121	0	5,062	15,563

	For the Year Ended December 31, 2009
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$101,755	$0	$10,712	$0	$112,467
Buyout fees	0	0	0	0	0
Resident fees for consolidated communities	21,403	317,722	0	0	339,125
Ancillary fees	43,630	0	1,767	0	45,397
Professional fees from development, marketing and other	0	0	5,995	7,198	13,193
Reimbursed costs incurred on behalf of managed communities	931,867	0	10,942	0	942,809

Total operating revenues	1,098,655	317,722	29,416	7,198	1,452,991
Operating expenses:
Community expense for consolidated communities	15,913	242,055	0	0	257,968
Community lease expense	1,525	57,790	0	0	59,315
Depreciation and amortization	13,243	15,443	0	17,092	45,778
Ancillary expenses	40,594	0	1,863	0	42,457
General and administrative	0	0	15,438	111,502	126,940
Write-off of capitalized project costs	0	0	0	14,879	14,879
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0	0	0	3,887	3,887
Restructuring costs	0	0	1,577	30,957	32,534
Provision for doubtful accounts	10,664	1,609	0	978	13,251
Loss on financial guarantees and other contracts	2,053	0	0	0	2,053
Impairment of long-lived assets	0	0	0	29,439	29,439
Costs incurred on behalf of managed communities	938,389	0	10,942	0	949,331

Total operating expenses	1,022,381	316,897	29,820	208,734	1,577,832

Income (loss) from operations	$76,274	$825	$(404)	$(201,536)	$(124,841)

Interest expense	$0	$0	$0	$(10,273)	$(10,273)
Sunrise’s share of earnings (loss) and return on investment in unconsolidated entities	0	0	15,977	(10,304)	5,673
Investments in unconsolidated communities	0	0	32,596	32,375	64,971
Segment assets	174,708	245,364	46,458	444,059	910,589
Expenditures for long-lived assets	264	9,526	0	9,839	19,629

We recorded $1.1 million, net, in exchange losses all relating to the Canadian dollar in 2011; $1.7 million, net, in exchange gains in 2010 ($2.2 million in gains related to the Canadian dollar and $(0.5) million in losses related to the British pound); and $7.4 million, net, in foreign exchange gains in 2009 ($8.0 million in gains related to the Canadian dollar and $(0.6) million in losses related to the British pound).

Upon designation as assets held for sale, we recorded the German assets at the lower of their carrying value or their fair value less estimated costs to sell. We used the bids received to date in the determination of fair value. As the carrying value of a majority of the assets was in excess of the fair value less estimated costs to sell, in 2009 we recorded an impairment charge of $49.9 million which is included in discontinued operations.

We generated 16.3%, 16.9% and 14.2% of revenue from Ventas in 2011, 2010 and 2009, respectively; 13.7%, 19.8% and 23.2%, from HCP in 2011, 2010 and 2009, respectively; and 11.4% in 2009 from a private capital partner for senior living communities which we manage.

21.	Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accounts payable and accrued expenses	$36,920	$38,095
Accrued salaries and bonuses	28,594	23,690
Accrued employee health and other benefits	33,498	34,145
Other accrued expenses	35,145	35,974

	$134,157	$131,904

Other long-term liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Deferred revenue from nonrefundable entrance fees	$44,225	$39,693
Lease liabilities	26,466	25,527
Executive deferred compensation	16,317	19,516
Uncertain tax positions	20,375	20,360
Other long-term liabilities	2,165	5,457

	$109,548	$110,553

22.	Severance and Restructuring Plan

In 2008, we implemented a program to reduce corporate expenses, including a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other costs. As a result of this program and other staffing reductions, we eliminated 182 positions in overhead and development, primarily in our McLean, Virginia community support office. We have recorded severance charges related to this program of $0.1 million, and $3.0 million for 2010 and 2009, respectively.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan was designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under this plan, approximately 177 positions were eliminated. We recorded severance expense of $2.1 million and $7.5 million in 2010 and 2009, respectively, as a result of the plan.

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

The fair value of the continued participation of Mr. Klaassen in the deferred compensation plan cannot be reasonably estimated, as it is dependent upon Mr. Klaassen’s selection of available investment options and the future performance of those selections. Accordingly, no additional accrual was recorded with respect to the continued participation by Mr. Klaassen in his deferred compensation plan. At December 31, 2011, we had a deferred compensation liability of $0.2 million. Refer to Note 18 of the Notes to the Consolidated Financial Statements for more information regarding Mr. Klaassen’s deferred compensation account.

The following table reflects the activity related to our severance and restructuring plans during 2011:

(in thousands)	Liability at January 1, 2011	Additional Charges	Adjustments	Cash Payments and Other Settlements	Liability at December 31, 2011
Severance	$425	$0	$12	$(350)	$87
CEO retirement compensation	632	0	45	(500)	177
Lease termination costs	2,748	0	0	(1,000)	1,748

	$3,805	$0	$57	$(1,850)	$2,012

We incurred $8.1 million in 2011 in severance costs in general and administrative expense unrelated to this plan which includes $1.1 million related to our then chief financial officer’s termination in March 2011.

23.	Comprehensive (Loss) Income

Comprehensive (loss) income for the twelve months ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Net (loss) income attributable to common shareholders	$(23,390)	$99,067	$(133,915)
Foreign currency translation adjustment	1,330	(6,940)	(4,813)
Equity interest in investees’ other comprehensive (loss) income	(1,894)	1,418	6,324
Unrealized loss on interest rate swap	(8,325)	0	0
Unrealized gain on investments	72	105	120

Comprehensive (loss) income	(32,207)	93,650	(132,284)

Comprehensive income attributable to noncontrolling interest - Unrealized gain on investments	(72)	(105)	(120)

Comprehensive (loss) income attributable to common shareholders	$(32,279)	$93,545	$(132,404)

24.	Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarter (in thousands, except per share amounts):

	Q1	Q2 (2)	Q3 (2)	Q4 (2)	Total
2011
Operating revenue	$320,298	$321,383	$339,951	$330,581	$1,312,213
Impairment charges	0	5,355	2,899	4,480	12,734
(Loss) income from continuing operations	(18,830)	1,656	(6,958)	1,833	(22,299)
Income (loss) from discontinued operations	1,125	(378)	(1,776)	(62)	(1,091)
Net (loss) income	(17,705)	1,278	(8,734)	1,771	(23,390)
Basic net (loss) income per common share (1)
Continuing operations	$(0.34)	$0.03	$(0.12)	$0.03	$(0.39)
Discontinued operations	0.02	(0.01)	(0.03)	0.00	(0.02)
Net (loss) income	(0.32)	0.02	(0.15)	0.03	(0.41)
Diluted net (loss) income per common share (1)
Continuing operations	$(0.34)	$0.03	$(0.12)	$0.03	$(0.39)
Discontinued operations	0.02	(0.01)	(0.03)	0.00	(0.02)
Net (loss) income	(0.32)	0.02	(0.15)	0.03	(0.41)
2010
Operating revenue	$353,885	$347,688	$381,664	$317,249	$1,400,486
Impairment charges	700	2,659	1,014	1,274	5,647
(Loss) income from continuing operations	(13,567)	(5,471)	19,469	30,849	31,280
(Loss) income from discontinued operations	(2,450)	51,799	(726)	19,164	67,787
Net (loss) income	(16,017)	46,328	18,743	50,013	99,067
Basic net (loss) income per common share (1)
Continuing operations	$(0.24)	$(0.10)	$0.35	$0.55	$0.56
Discontinued operations	(0.05)	0.93	(0.01)	0.35	1.22
Net (loss) income	(0.29)	0.83	0.34	0.90	1.78
Diluted net (loss) income per common share (1)
Continuing operations	$(0.24)	(0.10)	0.34	0.54	0.54
Discontinued operations	(0.05)	0.91	(0.01)	0.33	1.18
Net (loss) income	(0.29)	0.81	0.33	0.87	1.72

(1)	The sum of per share amounts for the quarters may not equal the per share amount for the year due to a variance in shares used in the calculations or rounding.
(2)	In the second quarter of 2010, we restructured our German debt, recognizing a gain of $56.8 million which is included in discontinued operations. In the second, third and fourth quarters of 2010, we had management agreement buyout fees of $13.5 million, $40.0 million and $9.8 million, respectively. In the fourth quarter of 2010, we sold venture interests to Ventas and recognized a gain of approximately $25.0 million.

25.	Subsequent Event

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner who owned 85% of the membership interests (the “Partner Interest”) in Santa Monica AL, LLC (“Santa Monica”). We owned the remaining 15% membership interest. Pursuant to the purchase and sale agreement, we purchased the Partner Interest for an aggregate purchase price of $16.2 million. Santa Monica indirectly owns one senior living facility located in Santa Monica, California. As a result of the transaction, effective February 28, 2012, the assets, liabilities and operating results of Santa Monica are consolidated.

Simultaneously, with the closing of the transaction, we entered into a new loan with Prudential Insurance Company of America to pool Santa Monica with Connecticut Avenue, and senior debt financed the two assets. The principal amount of the new loan in the aggregate is $55.0 million with an interest rate of 4.66%. It is a seven year loan that matures on March 1, 2019. The proceeds of the new loan were applied (i) to pay off $27.8 million of the Connecticut Avenue debt; (ii) to pay off $13.4 million of the Santa Monica debt; and (iii) towards the $16.2 million purchase price of the Partner Interest.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of key financial reporting controls. Management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, which audited the financial statements in this report has issued an attestation report expressing an opinion on the effectiveness of internal control over financial reporting at December 31, 2011, which appears at the end of this Item 9A.

Changes in Internal Control over Financial Reporting

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Sunrise Senior Living, Inc.

We have audited Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunrise Senior Living, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Sunrise Senior Living, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 29, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance – Overview,” “– Revised Code of Conduct and Integrity” and “–Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this item is included under the captions “Corporate Governance – 2011 Director Compensation,” “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2011,” “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End 2011,” “Option Exercises and Stock Vested in Fiscal Year 2011,” Nonqualified Deferred Compensation for Fiscal Year 2011,” “Potential Payments Upon Termination or Change of Control,” “Narrative Disclosure of the Company’s Compensation Policies and Practices as They Relate to the Company’s Risk Management,” and “Compensation Committee Interlocks and Insider Participation” in our 2012 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under the captions “Stock Owned by Directors and Executive Officers,” “Principal Holders of Voting Securities” and “Equity Compensation Plan Information” in our 2012 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our 2012 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Registered Public Accountant’s Fees” and “– Pre-Approval of Audit and Non-Audit Fees” in our 2012 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2012.

SUNRISE SENIOR LIVING, INC.

By:	/S/ MARK S. ORDAN
Mark S. Ordan, Director and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER

By:	/S/ MARK S. ORDAN
Mark S. Ordan, Director and
Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

By:	/S/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer

DIRECTORS

By:	/S/ PAUL J. KLAASSEN
Paul J. Klaassen, Non-Executive Chair of the Board

By:	/S/ GLYN F. AEPPEL
Glyn F. Aeppel, Director

By:	/S/ THOMAS J. DONOHUE
Thomas J. Donohue, Director

By:	/S/ STEPHEN D. HARLAN
Stephen D. Harlan, Director

By:	/S/ LYNN KROMINGA
Lynn Krominga, Director

By:	/S/ WILLIAM G. LITTLE
William G. Little, Director

EXHIBIT INDEX [TO BE UPDATED]

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

2.1	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.2	Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living Management, Inc., SZR US Investments, Inc., Ventas REIT US Holdings, Inc. and Ventas, Inc., dated October 1, 2010.	8-K	December 7, 2010	2.1

2.3	Purchase and Sale Agreement by and among Sunrise North Senior Living, Ltd., Sunrise Senior Living Management, Inc., Ventas SSL Ontario II, Inc. and Ventas, Inc., dated October 1, 2010.	8-K	December 7, 2010	2.2

2.4	PropCo Agreement by and among Sunrise Senior Living, Inc., certain of its subsidiaries as set forth therein, GHS Pflegeresidenzen Grundstücks GmbH, and TMW Pramerica Property Investment GmbH, dated as of May 27, 2010.	8-K	June 3, 2010	10.1

2.5	Purchase and Sale Agreement for Membership Interests in AL US Development Venture, LLC by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living Management, Inc., Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P., dated April 19, 2011	10-Q	May 6, 2011	10.4

3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A

3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent, dated April 24, 2006.	8-K	April 21, 2006	4.1

4.3	First Amendment to the Rights Agreement, dated as of November 19, 2008, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1

4.4	Second Amendment to the Rights Agreement, dated as of January 27, 2010, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	January 27, 2010	4.1

4.5	Third Amendment, dated as of December 16, 2011, to the Rights Agreement, dates as of April 24, 2006, as amended as of November 19, 2008 and January 27, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	December 16, 2011	4.1

4.6	Indenture, dated as of April 20, 2011, by and between Sunrise Senior Living, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	April 20, 2011	4.1

10.1	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.2	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.3	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.4	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.5	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.6	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.7	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.8	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.9	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price.+	10-K	July 31, 2008	10.11

10.10	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B

10.11	2008 Omnibus Incentive Plan, as amended.+	Def 14A	March 22, 2010	A

10.12	Form of Executive Restricted Stock Agreement (2003 Stock Option and Restricted Stock Plan, as amended).+	10-K	February 25, 2011	10.12

10.13	Form of Executive Restricted Stock Agreement (2008 Omnibus Incentive Plan).+	10-K	February 25, 2011	10.13

10.14	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.15	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.16	Form of Non-Qualified Stock Option Agreement. (2008 Omnibus Incentive Plan).+	10-K	March 2, 2009	10.17

10.17	Form of Executive Non-Qualified Stock Option Agreement (2008 Omnibus Incentive Plan).+	10-K	February 25, 2011	10.17

10.18	Form of Director Restricted Stock Unit Agreement.+	10-K	February 25, 2011	10.18

10.19	Form of Executive Performance Unit Agreement (2008 Omnibus Incentive Plan, as amended).	10-Q	November 7, 2011	10.4

10.20	Sunrise Executive Deferred Compensation Plan, effective January 1, 2009.+	10-K/A	March 31, 2009	10.23

10.21	First Amendment to Sunrise Executive Deferred Compensation Plan, effective December 31, 2009.+	10-K	February 25, 2011	10.20

10.22	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	February 25, 2011	10.53

10.23	Amendment to Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K/A	March 31, 2009	10.30

10.24	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.25	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise Senior Living, Inc. and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.26	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise Senior Living, Inc. and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.27	Employment Agreement between Sunrise Senior Living, Inc. and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1

10.28	Amended and Restated Employment Agreement between Sunrise Senior Living, Inc. and Mark Ordan, effective as of December 1, 2010.	8-K	December 2, 2010	10.1

10.29	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21, 2009	10.4

10.30	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated October 1, 2010.+	10-K	February 25, 2011	10.29

10.31	Amended and Restated Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 25, 2011.+	10-K	February 25, 2011	10.30

10.32	Employment Agreement between Sunrise Senior Living, Inc. and David Haddock, dated October 1, 2010.+	10-K	February 25, 2011	10.31

10.33	Employment Agreement between Sunrise Senior Living, Inc. and C. Marc Richards, dated March 22, 2011.+	10-Q	May 6, 2011	10.1

10.34	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21, 2009	10.2

10.35	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated July 9, 2009.+	10-K	February 25, 2010	10.115

10.36	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21, 2009	10.3

10.37	Separation Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated February 15, 2010.+	10-K	February 25, 2010	10.116

10.38	Employment Agreement between Sunrise Senior Living, Inc. and Richard J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1

10.39	Sunrise Senior Living, Inc. 2010 Annual Incentive Plan – NEO Individual Goals.+	8-K	June 23, 2010	99.1

10.40	2010 Partial Bonus payments to Executive Officers.	10-Q	August 5, 2010	10.4

10.41	Performance Metrics for 2011 Annual Incentive Bonuses for Named Executive Officers.+*	N/A	N/A	N/A

10.42	2010 Director Fees.+	10-K	February 25, 2011	10.44

10.43	2011 Director Fees.+	10-K	February 25, 2011	10.45

10.44	2012 Director Fees.+*	N/A	N/A	N/A

10.45	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.46	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.47	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.48	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.49	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

10.50	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

10.51	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.52	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.53	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

10.54	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.55	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.56	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48

10.57	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2

10.58	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1

10.59	Eleventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	March 23, 2009	10.1

10.60	Twelfth Amendment to the Credit Agreement, dated April 28, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	April 28, 2009	10.1

10.61	Thirteenth Amendment to the Credit Agreement, dated October 19, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	October 20, 2009	10.1

10.62	Fourteenth Amendment to Credit Agreement, dated August 31, 2010, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	September 3, 2010	10.2

10.63	Termination Agreement by and among Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C issuer, Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and KeyBank National Association, dated as of June 16, 2011.	8-K	June 20, 2011	10.4

10.64	Commitment Letter between Sunrise Senior Living, Inc. and KeyBank National Association and KeyBank Capital Markets, Inc., effective April 8, 2011.	10-Q	May 6, 2011	10.2

10.65	Credit Agreement by and among Sunrise Senior Living, Inc., as borrower, KeyBank National Association, as administrative agent, and certain other lenders, dated as of June 16, 2011.	8-K	June 20, 2011	10.1

10.66	Pledge Agreement by Sunrise Senior Living, Inc., as pledger, and KeyBank National Association, as agent for the benefit of the Lenders, dated as of June 16, 2011.	8-K	June 20, 2011	10.2

10.67	Guaranty Agreement by Sunrise Senior Living Services, Inc., Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc. and Sunrise Development, Inc., as guarantors, in favor of certain Lenders, dated June 16, 2011.	8-K	June 20, 2011	10.3

10.68	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.69	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.70	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.71	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.72	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Senior Living Management, Inc., Sunrise Senior Living, Inc., US Senior Living Investments, LLC and Sunrise IV Senior Living Holdings, LLC.	8-K	October 28, 2009	10.2

10.73	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., Fountains Senior Living Holdings, LLC, Sunrise Senior Living Management, Inc., US Senior Living Investments, LLC, HSH Nordbank AG, New York Branch.	8-K	October 28, 2009	10.2

10.74	Restructure Term Sheet, dated October 22, 2009, by and among Sunrise Senior Living, Inc. and the creditors party thereto.	8-K	October 28, 2009	10.1

10.75	Settlement Agreement between Barclays Bank PLC and Sunrise Senior Living, Inc. dated as of April 29, 2010.	8-K	May 3, 2010	10.1

10.76	Loan Agreement, dated as of September 28, 2007, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, LP, as borrowers, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.2

10.77	Letter Agreement, dated October 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.3

10.78	Letter Agreement, dated December 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	8-K	December 7, 2009	10.1

10.79	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	February 19, 2010	10.1

10.80	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	September 3, 2010	10.3

10.81	Loan and Security Agreement (Loan A), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.4

10.82	Guaranty of Payment (Loan A), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.5

10.83	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to MB Financial Bank, N.A.	10-Q	November 9, 2009	10.6

10.84	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.7

10.85	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan A), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B., as agent.	10-Q	November 9, 2009	10.8

10.86	Loan and Security Agreement (Loan B), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as lender.	10-Q	November 9, 2009	10.9

10.87	Guaranty of Payment (Loan B), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.10

10.88	Deed of Trust Note B, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.11

10.89	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan B), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.12

10.90	First Amendment to Loan Agreement (Loan A), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent to the lenders party thereto.	10-Q	November 9, 2009	10.13

10.91	First Amendment to Guaranty of Payment (Loan A), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.14

10.92	First Amendment to Loan Agreement (Loan B), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B. as lender.	10-Q	November 9, 2009	10.15

10.93	First Amendment to Guaranty of Payment (Loan B), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.16

10.94	Second Amendment to Loan Agreement (Loan A), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.17

10.95	Second Amendment to Guaranty of Payment (Loan A), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.18

10.96	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009,by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	10-Q	November 9, 2009	10.19

10.97	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.20

10.98	Second Amendment to Loan Agreement (Loan B), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.21

10.99	Second Amendment to Guaranty of Payment (Loan B), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.22

10.100	First Amendment to Deed of Trust Note A (Loan B), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.23

10.101	Third Amendment to Loan Agreement and Settlement Agreement (Loan A), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	8-K	December 24, 2009	10.1

10.102	Third Amendment to Guaranty of Payment (Loan A), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.2

10.103	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	December 24, 2009	10.3

10.104	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.4

10.105	Third Amendment to Loan Agreement and Settlement Agreement (Loan B), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.5

10.106	Third Amendment to Guaranty of Payment (Loan B), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.6

10.107	Second Amendment to Deed of Trust Note B (Loan B), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.7

10.108	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan A), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as gent for the lender party thereto.	8-K	September 3, 2010	10.5

10.109	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	September 3, 2010	10.6

10.110	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.7

10.111	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan B), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.8

10.112	Third Amendment to Deed of Trust Note B (Loan B), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.9

10.113	Building Loan Agreement dated April 10, 2008, by and between Sunrise Monterey Senior Living, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto, as lenders.	8-K	February 19, 2010	10.2

10.114	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	February 19, 2010	10.3

10.115	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	September 3, 2010	10.4

10.116	Settlement and Restructuring Agreement by and among HCP, Inc. and the Landlords as set forth therein and Sunrise Senior Living, Inc. and the Operators set forth therein, dated as of August 31, 2010.	8-K	September 3, 2010	10.1

10.117	Purchase and Sale Agreement dated as of December 8, 2010 by and among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc., CC3 Acquisition, LLC, and CNL Income Partners, LP.	10-K	February 25, 2011	10.120

10.118	Form of First Amended and Restated Management Agreement for Sunrise communities owned by Ventas, Inc.**	10-K	February 25, 2011	10.121

10.119	First Amended and Restated Master Agreement by and among Sunrise Senior Living Management, Inc., Sunrise North Senior Living Ltd., Sunrise Senior Living, Inc. and Ventas SSL, Inc., dated December 1, 2010.**	10-K	February 25, 2011	10.122

10.120	Purchas Agreement between Sunrise Senior Living, Inc. and Stifel, Nicolaus & Company, Incorporated on behalf of itself and several Initial Purchasers named in Schedule I, dated April 14, 2011.	10-Q	May 6, 2011	10.3

10.121	Loan Agreement, dated as of June 14, 2007, by and among AL US Development Venture, LLC, as Borrower, HSH Nordbank AG, as Administrative Agent, Sole Arranger and Lender, and other lender parties thereto.***	8-K/A	July 14, 2011	10.1

10.122	First Amendment to Loan Agreement, dated as of April 22, 2009, by and between AL US Development Venture, LLC, as Borrower, and HSH Nordbank AG, as Administrative Agent and Lender.	8-K	June 8, 2011	10.2

10.123	Second Amendment to Loan Agreement, dated as of July 2010, by and between AL US Development Venture, LLC, as Borrower, and HSH Nordbank AG, as Administrative Agent and Lender.	8-K	June 8, 2011	10.3

10.124	Third Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents, dated as of June 2, 2011, by and among AL US Development Venture, LLC, as Borrower, Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., certain indirect subsidiaries of Sunrise Senior Living Investments, Inc. and HSH Nordbank AG, as Administrative Agent and Lender.***	8-K/A	July 14, 2011	10.4

10.125	Agreement Regarding Transfer of Partnership Interests (Ownco), dated as of August 15, 2011 by and between Master MorSun Acquisition LLC and Sunrise Senior Living Investments, Inc.	10-Q	November 7, 2011	10.3

10.126	Agreement Regarding Leases, dated December 22, 2011, by and among Sunrise Senior Living, Inc., Sunrise Senior Living Services, Inc. and Sunrise Continuing Care, LLC and Marriott International, Inc., Marriott Senior Holding Co. and Marriott Magenta Holding Company, Inc.*	N/A	N/A	N/A

21	Subsidiaries of the Registrant.*	N/A	N/A	N/A

23.1	Consent of Ernst & Young LLP.*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

101.INS	XBRL Instance Document	Furnished with this report

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

+	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Confidential treatment has been afforded for portions of this document through December 1, 2015. The omitted portions of this document have been filed separately with the Securities and Exchange Commission.
***	Confidential treatment has been afforded for portions of this document through June 2, 2016. The omitted portions of this document have been filed separately with the Securities and Exchange Commission.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the twelve months ended December 31, 2011, 2010 and 2009, respectively; (ii) the Consolidated Balance Sheets at December 31, 2011, and December 31, 2010; and (iii) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009, respectively, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.