Form 10-K/A
period 2011-12-31
SUNRISE SENIOR LIVING INC
filed 2012-03-15
CIK 1011064

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

On March 1, 2012, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”). At the time of the filing of the Original Form 10-K, financial statements for CC3Acquisition, LLC were not available. These statements are being included pursuant to Rule 3-09 of Regulation S-X.

This Amendment No. 1 on Form 10-K/A is being filed to amend Item 8 of the Original Form 10-K to provide the separate Rule 3-09 financial statements for CC3 Acquisition, LLC as well as to amend the Exhibit Index.

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

Report of Independent Auditors

To the Members of

CC3 Acquisition, LLC:

We have audited the accompanying consolidated balance sheet of CC3 Acquisition, LLC (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the period from January 10, 2011 (date of recapitalization) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CC3 Acquisition, LLC at December 31, 2011, and the consolidated results of its operations and its cash flows for the period from January 10, 2011 (date of recapitalization) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 13, 2012

CC3 ACQUISITION, LLC

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2011

ASSETS

PROPERTY AND EQUIPMENT:
Land and land improvements	$67,722,706
Building and building improvements	547,147,143
Furniture, fixtures, and equipment	14,416,746
Construction in progress	4,827,379

634,113,974

Less accumulated depreciation	(19,566,053)

Property and equipment — net	614,547,921
CASH AND CASH EQUIVALENTS	9,663,977
RESTRICTED CASH	7,810,301
ACCOUNTS RECEIVABLE — Net of allowance for doubtful accounts of $290,150	1,637,637
RENT AND WORKING CAPITAL RECEIVABLE FROM AFFILIATES	618,932
PREPAID EXPENSES AND OTHER ASSETS	1,507,251
DEFERRED RENT RECEIVABLE	1,421,333
DEFERRED FINANCING COSTS — Net of accumulated amortization of $2,722,932	5,672,794
DEFERRED TAX ASSET	424,328
RESIDENT LEASE INTANGIBLE—Net of accumulated amortization of $3,852,931	95,527
ABOVE/BELOW MARKET LEASE INTANGIBLE—Net of accumulated amortization of $78,488	2,521,512

TOTAL	$645,921,513

LIABILITIES AND MEMBERS’ EQUITY

LIABILITIES:
Notes payable	$434,940,000
Accrued interest	2,123,317
Accounts payable and accrued expenses	7,620,771
Income taxes payable	362,638
Payable to affiliates — net	1,203,983
Payable to Sunrise Third partners (Note1)	152,435
Reserve funds due to affiliates	130,970
Deferred rent liability	339,975
Deferred revenue	5,335,150
Security and reservation deposits	79,250

Total liabilities	452,288,489
MEMBERS' EQUITY	193,633,024

TOTAL	$645,921,513

See notes to consolidated financial statements.

CC3 ACQUISITION, LLC

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 10, 2011 (DATE OF RECAPITALIZATION)

TO DECEMBER 31, 2011

OPERATING REVENUE:
Resident fees	$110,858,853
Lease income from affiliate	16,619,854
Other income	1,015,247

Total operating revenue	128,493,954

OPERATING EXPENSES:
Labor	47,713,155
Depreciation and amortization	23,418,984
General and administrative	6,066,192
Taxes and license fees	5,600,192
Management fees to affiliate	5,582,569
Repairs and maintenance	4,000,890
Food	3,783,493
Insurance	3,548,808
Utilities	3,415,787
Advertising and marketing	1,708,065
Ancillary expenses	1,086,973
Ground lease expense	839,850
Bad debt	222,712

Total operating expenses	106,987,670

INCOME FROM OPERATIONS	21,506,284

OTHER EXPENSES (INCOME):
Interest expense	31,728,084
Transaction costs	9,234,723
Income tax expense	471,914
Interest income	(3,874)

Total other expenses	41,430,847

NET LOSS	$(19,924,563)

See notes to consolidated financial statements.

CC3 ACQUISITION, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE PERIOD FROM JANUARY 10, 2011 (DATE OF RECAPITALIZATION)

TO DECEMBER 31, 2011

	CNL Income Senior Holding, LLC	Sunrise Senior Living Investments, Inc.	Total
MEMBERS' EQUITY — January 10, 2011 (Date of Recapitalization)	$—	$—	$—

Contributions	134,865,252	89,910,168	224,775,420

Distributions	(11,217,833)	—	(11,217,833)

Net loss	(11,954,738)	(7,969,825)	(19,924,563)

MEMBERS’ EQUITY — December 31, 2011	$111,692,681	$81,940,343	$193,633,024

See notes to consolidated financial statements.

CC3 ACQUISITION, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 10, 2011 (DATE OF RECAPITALIZATION)

TO DECEMBER 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,924,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,566,053
Provision for bad debts	222,712
Deferred rent receivable	(1,421,333)
Amortization of financing costs	2,722,932
Deferred tax	199,371
Amortization of resident lease intangible	3,852,931
Amortization of above/below market lease intangible	78,488
Deferred rent liability	339,975
Changes in operating assets and liabilities:
Accounts receivable	(456,679)
Rent and working capital receivable from affiliates	(1,546,241)
Prepaid expenses and other assets	(685,879)
Accounts payable and accrued expenses	1,310,729
Income taxes payable	362,638
Accrued interest	1,118,941
Payable to affiliates — net	1,000,910
Reserve funds due to affiliates	130,970
Deferred revenue	1,217,574
Security and reservation deposits	(32,750)

Net cash provided by operating activities	8,056,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Sunrise Third, net of cash acquired	(545,618,396)
Payable to Sunrise Third partners	(221,944)
Restricted cash	(3,879,639)
Purchases of property and equipment	(8,775,108)

Net cash used in investing activities	(558,495,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	435,000,000
Payment on notes payable	(60,000)
Financing costs paid	(8,395,726)
Contributions	144,775,844
Distributions	(11,217,833)

Net cash provided by financing activities	560,102,285

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,663,977
CASH AND CASH EQUIVALENTS — Date of recapitalization	—

CASH AND CASH EQUIVALENTS — End of year	$9,663,977

(Continued)

CC3 ACQUISITION, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 10, 2011 (DATE OF RECAPITALIZATION)

TO DECEMBER 31, 2011

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
SSLII’s contribution of equity in Sunrise Third	$79,999,576

Accrued capital expenditures	$793,696

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for interest	$26,881,834

See notes to consolidated financial statements.

CC3 ACQUISITION, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND FOR THE

PERIOD FROM JANUARY 10, 2011 (DATE OF RECAPITALIZATION) TO DECEMBER 31, 2011

1.	ORGANIZATION

CC3 Acquisition, LLC (the “Company”) was formed on November 5, 2010 under the laws of the state of Delaware as a limited liability company. The Company was organized to acquire 100% of the membership interests in Sunrise Third Senior Living Holdings, LLC (“Sunrise Third”) which owned and operated 29 assisted living facilities (collectively, the “Facilities”). At formation, its sole member was Sunrise Senior Living Investments, Inc. (“SSLII”), a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”). On January 10, 2011, the Company acquired 100% of the membership interests in Sunrise Third and in conjunction with the transaction, CNL Income Senior Holding, LLC (“CNL”) contributed $134,865,252 and was admitted as a member of the Company, and SSLII contributed cash of $9,910,592 in conjunction with the transaction along with its interest in Sunrise Third valued at fair value of approximately $79,999,576 (the “2011 Recapitalization”). The limited liability agreement (“LLC Agreement”) was amended and the capital accounts were adjusted to reflect the new ownership structure with CNL as the managing member owning 60% and SSLII owning 40%. The Company shall continue in full force and effect until January 10, 2041 unless sooner terminated under the terms of the LLC Agreement.

In conjunction with the 2011 Recapitalization, the Company obtained new debt of $435,000,000 as further described in Note 5.

Total consideration paid for Sunrise Third, including interests contributed, was $630,625,410 (excluding transaction costs). At the 2011 Recapitalization date, $374,379 was payable to the Sunrise Third partners for earnings prior to the 2011 Recapitalization. At December 31, 2011, $152,435 of the payable was still outstanding.

The LLC Agreement, effective January 10, 2011, details the commitments of the members and provides the procedures for the return of capital to the members with defined priorities. All net cash flow from operations and capital proceeds is to be distributed according to the priorities as specified in the agreements. Any member can require additional capital to cure an event of default or to avoid an event of default under the loan agreements. The members must mutually agree upon additional capital requests for all other circumstances, including funding for operating shortfalls if they are determined to be reasonably necessary to effectuate any cost or expense associated with the operation or maintenance of any Facility or as it may be contemplated under the management agreements of the Facilities. Contributions are made in proportion to the relative percentage interests of the member at the time of the request. Net income (loss) is allocated to the members in proportion to their relative percentage interests.

Effective January 10, 2011 and as of December 31, 2011, the Company owns the following 29 Facilities:

Operator Entity	Location	Date Opened
Sunrise Village House, LLC	Montgomery Village, Maryland	May 1993
Sunrise Weston Assisted Living, LP	Weston, Massachusetts	December 1997
Sunrise Flossmoor Assisted Living, LLC	Flossmoor, Illinois	November 1999
Sunrise Gahanna Assisted Living, LLC	Gahanna, Ohio	March 1998
Sunrise Third Tustin, SL, LP	Tustin, California	September 2000
Sunrise Third Edgewater SL, LLC	Edgewater, New Jersey	October 2000
Sunrise Third Alta Loma SL, LP	Alta Loma, California	January 2001
Sunrise Chesterfield Assisted Living, LLC	Chesterfield, Missouri	October 2000
Sunrise Third Claremont SL, LP	Claremont, California	December 2000
Sunrise Third Holbrook SL, LLC	Holbrook, New York	June 2001
Sunrise Third Crystal Lake SL, LLC	Crystal Lake, Illinois	February 2001
Sunrise Third Gurnee SL, LLC	Gurnee, Illinois	May 2002
Sunrise Third West Bloomfield SL, LLC	West Bloomfield, Michigan	August 2000
Sunrise Third University Park SL, LLC	Colorado Springs, Colorado	February 2001
East Meadow A.L., LLC	East Meadow, New York	March 2002
Sunrise Third East Setauket SL, LLC	East Setauket, New York	June 2002
Sunrise North Naperville Assisted Living, LLC	Naperville, Illinois	June 2002
Sunrise Third Schaumburg SL, LLC	Schaumburg, Illinois	September 2001
Sunrise Third Roseville SL, LLC	Roseville, Minnesota	December 2001
Sunrise Third Lincroft SL, LLC	Lincroft, New Jersey	December 2001
Sunrise Third Plainview SL, LLC	Plainview, New York	January 2002
White Oak Assisted Living, LLC	Silver Spring, Maryland	March 2002
Canoga Park Assisted Living, LLC	West Hills, California	June 2002
Sunrise Basking Ridge Assisted Living, LLC	Basking Ridge, New Jersey	September 2002
Sunrise Third Dix Hills SL, LLC	Dix Hills, New York	March 2003
Sunrise Marlboro Assisted Living, LLC	Marlboro, New Jersey	January 2002
Sunrise Belmont Assisted Living, LLC	Belmont, California	October 2002
Sunrise Third West Babylon SL, LLC	West Babylon, New York	January 2003
Sunrise Kennebunk ME Senior Living, LLC	Kennebunk, Maine	December 2005

The Company owns and operates the 23 Facilities that are not located in the State of New York (“Non-NY Facilities”) to provide senior living services. Senior living services include a residence, meals, and non-medical assistance to elderly residents for a monthly fee. The Non-NY Facilities’ services are generally not covered by health insurance and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.

The Company owns and leases the six Facilities located in the State of New York (“NY Facilities”) to Sunrise NY Tenant, LLC (“SRZ Tenant”), a wholly owned subsidiary of SSLI as further described in Note 9. SRZ Tenant has site control and cash surplus agreements with six limited liability companies (the “GWCs”) to operate the NY Facilities. The GWCs are ultimately controlled by SSLI with 2 of the 3 voting interests held by employees of Sunrise Senior Living Management, Inc. (“SSLMI”), a wholly owned subsidiary of SSLI.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The accompanying consolidated financial statements include the consolidated accounts of the Company after elimination of all intercompany accounts and transactions. The Company has reviewed subsequent events through March 13, 2012, the date the consolidated financial statements were issued, for inclusion in these consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions have been made with respect to the allocation of the purchase price of the Facilities, the useful lives of assets, recoverability of investments in property and equipment, recoverable amounts of receivables, amortization periods of deferred costs, and the fair value of financial instruments. Actual results could differ from those estimates.

Property and Equipment — Property and equipment were recorded at their fair value as of the date of acquisition. All subsequent additions were recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Land improvements	10-15years
Building and improvements	30-40years
Furniture, fixtures, and equipment	3-10years

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Impairment is recognized when the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss for such assets by comparing the fair value of the asset to its carrying amount. No impairment charge was recorded in 2011.

Cash and Cash Equivalents — Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Throughout the year, the Company may have cash balances in excess of federally insured amounts on deposit with various financial institutions.

Restricted Cash — Restricted cash balances represent amounts set aside for debt service charges, real estate taxes, insurance, ground rent, and capital expenditures as required by the loan and management agreements. In addition, the loan agreement, as further described in Note 5, provides for a cash management account to be controlled by the lender. All cash received from residents is deposited into this account, and amounts are reserved to pay the monthly interest amounts due to the lender and to fund the various escrow accounts. Excess cash amounts are then transferred to an operating cash account controlled by the Company.

The Company funds amounts on a monthly basis into a capital expenditures reserve account held by the lender. The amounts funded are for all 29 Facilities, and the lender maintains the escrow for all 29 Facilities in one account. This escrow amount is included in the restricted cash balance. The GWCs have reimbursed the Company for amounts related to the NY Facilities, and the Company has a liability to the GWCs for the escrow funds it is holding for them. This liability is reported as reserve funds due to affiliates in the accompanying consolidated balance sheet.

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts on its outstanding receivables balance based on its collection history and an estimate of uncollectible accounts.

Deferred Financing Costs — Costs incurred in conjunction with obtaining permanent financing for the Company have been deferred and are amortized using the straight-line method, which approximates the effective interest method, to interest expense over the remaining term of the financing. Amortization expense for the year ended December 31, 2011 was $2,722,932.

Resident Lease Intangible — Resident lease intangible includes the fair value assigned of the in-place resident leases at the Facilities acquired. The asset is being amortized using the straight-line method over a period of one year, based on management’s estimate of the average resident’s length of stay. Amortization expense for the year ended December 31, 2011 was $3,852,931.

Above/Below Market Lease Intangible — Above/below market lease intangible includes the fair value assigned to the land leases the Company assumed for the Facilities in Lincroft, New Jersey and East Meadow, New York as further described in Note 8. The net below market lease intangible is being amortized as an increase to ground lease expense using the straight-line method over the remaining non-cancelable term of the lease for the Lincroft Facility and over the remaining non-cancelable term of the lease plus expected renewal period for the East Meadow Facility. Amortization expense for the year ended December 31, 2011 was $78,488. Amortization expense for each of the next five years will be $78,334.

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

Lease income is recognized on a straight-line basis over the non-cancelable term of the lease.

Income Taxes — The Company wholly owns CC3 Acquisition TRS Corporation (“TRS”), a taxable REIT subsidiary as defined in Section 856 of the Internal Revenue Code, which is subject to federal and state income taxes. The Company has a provision for federal income taxes related to the TRS. The Company is also subject to modified gross receipts taxes in Michigan, where one of the Facilities is located. The Financial Accounting Standards Board (“FASB”) has determined that the modified gross receipts tax in Michigan should be treated as an income tax for financial statement purposes. Effective January 1, 2012, Michigan will impose a corporate income tax (“CIT”) and replace the Michigan Business Tax (“MBT”) for most taxpayers. Once the CIT is in effect, all income or loss generated within Michigan will flow through to the Members. These federal and state taxes are expensed as incurred and are included in income tax expense in the accompanying consolidated financial statements.

ASC 740-10-25, Income Taxes, Overall Recognition describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ have full knowledge of the position and all relevant facts, but without considering time values. The Company adheres to the provisions of this statement. The Company has no uncertain tax positions that require accrual as of December 31, 2011.

Fair Value Measurements — Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC Fair Value Measurements Topic establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2 — Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 — Unobservable inputs are used when little or no market data is available.

As of December 31, 2011, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities were representative of their fair values because of the short-term maturity of these instruments.

3.	ACQUISITION OF SUNRISE THIRD

The Company accounted for the acquisition of Sunrise Third as a business combination which requires the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. The acquisition was funded through the initial capitalization of the Company which consisted of debt of $435,000,000, contribution of cash by CNL of $134,865,252, and contribution of cash and existing equity interest in Sunrise Third by SSLII of $89,910,168.

The following table summarizes the recording, at fair value, of the assets and liabilities as of the date of acquisition, January 10, 2011:

Land and land improvements	$67,135,946
Building and building improvements	545,840,515
Furniture, fixtures, and equipment	11,568,709
Resident lease intangible	3,948,458
Above/below market lease intangible	2,600,000
Other assets	10,805,257
Other liabilities	(10,899,096)
Payable to Sunrise Third partners	(374,379)

630,625,410
SSLII’s contribution of equity in Sunrise Third	(79,999,576)

Total consideration, excluding transaction costs	550,625,834
Transaction costs	9,234,723

Total consideration	$559,860,557

Total consideration, excluding transaction costs	$550,625,834
Cash acquired	(5,007,438)

Total cash consideration	$545,618,396

The estimated fair value of the real estate assets at acquisition was $624,545,170. To determine the fair value of the real estate, the Company examined various data points including (i) transactions with similar assets in similar markets and (ii) independent appraisals of the acquired assets. As of the acquisition date, the fair value of the working capital approximated its carrying value.

The resident lease intangible of $3,948,458 represents opportunity costs associated with lost rentals. Based on management’s historical experience, the Company determined one month’s operating revenues less operating expenses approximated the value of these opportunity costs.

The above/below market lease intangible of $2,600,000 represents the amount by which the land leases assumed by the Company for the Facilities in Lincroft, New Jersey and East Meadow, New York are unfavorable in the case of Lincroft or favorable in the case of East Meadow compared with the pricing of current market transactions with the same or similar terms. The above/below market cash flow of the leases is determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases.

4.	TRANSACTIONS WITH AFFILIATES

The Company has lease agreements with SRZ Tenant for the use of the NY Facilities, as further discussed in Note 9.

On January 10, 2011, the Company entered into management agreements with SSLMI to manage each of the Non-NY Facilities. The agreements have terms of 30 years and expire in 2041. The agreements provide for management fees to be paid monthly for 5% of the Facilities’ gross revenues for the first 7 years and 6% of gross revenues for the remainder of the term. The agreements also provide for SSLMI to earn an incentive management fee commencing January 2017 provided certain thresholds, as described in the pooling agreement, are met. Total management fees incurred in 2011 were $5,582,569.

The agreements also provide for reimbursement to SSLMI of all direct costs of operations. Payments to SSLMI for direct operating expenses were $68,319,879 in 2011.

The Company obtains worker’s compensation, professional and general liability, and automobile coverage through Sunrise Senior Living Insurance, Inc., an affiliate of SSLI. Related payments totaled $2,902,388 in 2011.

The Company had a net payable to SSLMI of $1,203,983 as of December 31, 2011. These transactions are subject to the right of offset, wherein any receivables from the affiliate can be offset by any payables to the affiliate, and therefore, the amounts have been presented as payable to affiliates – net in the accompanying consolidated financial statements. The amounts are non-interest-bearing and due on demand.

5.	NOTES PAYABLE

On January 10, 2011, the Company entered into a loan agreement to obtain new debt totaling $435,000,000 to finance the acquisition of the 29 Facilities. The loan agreement originally provided for a loan in the amount of $325,000,000 and three mezzanine loans totaling $110,000,000. The loans are secured by the Facilities and are subject to prepayment penalties if paid prior to August 2013. Payments required on the loan are guaranteed by SSLI and CNL Income Partners, LP, an affiliate of CNL. The loan agreement provides for an initial fixed interest rate of 6.76% and requires monthly interest-only payments until maturity in February 2014.

In March 2011, the loan agreement was amended to provide for the loan amount to be subdivided into five components with an aggregate interest rate of 6.11%. The amendments also changed the allocation of amounts financed under the three mezzanine loans and provided for varying interest rates for these loans. The weighted average of the interest rates for all loans remained at 6.76%.

In September 2011, the Illinois Department of Transportation (“IDOT”) condemned a piece of land on the Crystal Lake property to widen a road. IDOT will pay the Company $60,000 for the parcel. The lender required the Company to pay the $60,000 amount as a condemnation paydown and $9,000 for legal and administrative expenses as a condition precedent for the lender to release the land. Payment was made to the lender in September 2011, and the principal balance was reduced by $60,000.

A summary of loan terms and balances as of December 31, 2011 is a follows:

Loan Tranche	Interest Rate	Loan Balance as of December 31, 2011
Loan	6.11%	$324,940,000
Mezzanine A Loan	8.00%	40,000,000
Mezzanine B Loan	8.50%	45,000,000
Mezzanine C Loan	10.15%	25,000,000

Total	6.76%	$434,940,000

The Company is subject to non-financial covenants under the loan agreement. As of December 31, 2011, the Company was in compliance with all covenants.

The fair value of the Company’s notes payable has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. The Company has applied Level 2 type inputs to determine that the estimated fair value of the Company’s notes payable was approximately $452,450,000 as of December 31, 2011.

6.	INCOME TAXES

The Company, as an LLC, has elected to be treated as a partnership for federal income tax purposes and therefore, is not subject to federal income tax at the entity level.

An LLC is a flow through entity, and therefore the income or loss generated is recognized by the members rather than the Company. However, not all states follow suit. The modified gross receipts tax assessed by Michigan is a state income tax at the joint venture level. Deferred income taxes reflect the net tax effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purpose and the amount recognized for income tax purposes. Effective January 1, 2012, the MBT will be replaced by a CIT. Once the CIT is in effect, all income or loss generated within Michigan will flow through to the Members. Therefore, the Company will not be subject to Michigan tax on a go forward basis. In addition, any loss carryforwards and most tax credit carryforwards generated under the MBT will not be available to offset future CIT. The Company had no Michigan net operating loss carryforwards at December 31, 2011.

The Company wholly owns a TRS, a taxable REIT subsidiary, which is subject to federal and state income taxes. The TRS was formed on November 5, 2010 under the laws of the state of Delaware. The first year the TRS was subject to taxation was 2011. For the period ended December 31, 2011, the TRS had a deferred provision for income taxes of $199,371 and a current provision of $362,638 for total tax expense of $562,009. Items in the TRS contributing to temporary differences that lead to deferred taxes include deferred revenue, accrued insurance reserves, and the allowance for doubtful accounts.

The Company had a tax credit for its non-TRS entities of $90,095. The net tax expense of $471,914 is reflected in income tax expense in the accompanying consolidated statement of operations.

The Company had a deferred tax asset at December 31, 2011 of $424,328. All available sources of positive and negative evidence were evaluated to determine if there should be a valuation allowance on the Company’s deferred tax asset. The Company determined that no valuation allowance on the deferred tax asset was necessary.

7.	CONTINGENCIES

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management of the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s consolidated financial position.

8.	COMMITMENTS

In conjunction with the 2011 Recapitalization, the Company assumed three lease agreements from Sunrise Third. Two of the lease agreements relate to the land associated with the Facilities in Lincroft, New Jersey and East Meadow, New York. The Lincroft lease has a remaining term at December 31, 2011 of approximately 88 years. The base rent escalates 20% every five years. The East Meadow lease has a remaining term at December 31, 2011 of approximately 16 years with five 10-year and one 14-year extension options. The base rent escalates by amounts defined in the lease agreement in March 2011 and March 2016. Lease expense for Lincroft and East Meadow is recognized on a straight-line basis over the remaining non-cancelable term of the lease for the Lincroft Facility and over the remaining non-cancelable term of the lease plus expected renewal terms of the lease for the East Meadow Facility. Deferred rent liability in the accompanying consolidated balance sheet represents the cumulative effect of straight-lining the ground leases as of the 2011 Recapitalization over the periods described above. The deferred rent liability is computed as the difference between expenses accrued on a straight-line basis and contractually due payments.

The third lease that the Company assumed relates to the land associated with the Facility in Belmont, California. In conjunction with the 2011 Recapitalization, the Belmont lease was amended resulting in an increase to the monthly rental payment. The Belmont lease has a remaining term at December 31, 2011 of approximately 37 years with two 10-year extensions. The base rent escalates every five years by the accumulated CPI increase with a maximum increase of 4% per year, and every 15 years there is a fair market value increase with a maximum increase of 15% of the prior-year rent, as defined in the agreement.

Future minimum lease payments, including payments under expected lease renewal terms, as of December 31, 2011 are as follows:

2012	$432,396
2013	432,396
2014	432,396
2015	436,044
2016	451,678
Thereafter	45,786,610

Total	$47,971,520

At the acquisition date, the Company determined the fair value of the land lease for the East Meadow Facility was below market compared with the pricing of current market transactions with similar terms by $3,100,000, and that the fair value of the land lease for the Lincroft Facility was above market by $500,000, resulting in a net below market lease intangible of $2,600,000. The net below market lease intangible is being amortized as an increase to ground lease expense over the remaining non-cancelable term of the lease for the Lincroft Facility and over the remaining non-cancelable term of the lease plus expected renewal terms of the lease for the East Meadow Facility.

Future amortization to be recognized on the net below market lease intangible as of December 31, 2011 is as follows:

2012	$78,334
2013	78,334
2014	78,334
2015	78,334
2016	78,334
Thereafter	2,129,842

Total	$2,521,512

9.	LEASES

On January 10, 2011, the Company, as lessor, entered into non-cancelable lease agreements with SRZ Tenant for the use of the NY Facilities. The leases expire in January 2016. The lease agreements provide for minimum rent and additional rent based on the operating expense of the Facilities. Minimum rent, as defined in each lease agreement, increases by 5% each year. As of December 31, 2011, the Company had rent receivable from SRZ Tenant totaling $226,940 which is included in rent and working capital receivable from affiliates in the accompanying consolidated balance sheet. The Company recognizes lease income from minimum rent on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet represents the cumulative effect of straight-lining the leases with SRZ Tenant over their non-cancelable term and is computed as the difference between income accrued on a straight-line basis and contractually due payments.

In conjunction with the 2011 Recapitalization, the Company assigned certain working capital accounts to the GWCs, affiliates of SRZ Tenant, valued at a net liability of $927,309. The Company overpaid this amount in March 2011 resulting in a receivable from the GWCs of $391,992 as of December 31, 2011 which is included in rent and working capital receivable from affiliates in the accompanying consolidated balance sheet.

Future minimum rent to be received under non-cancelable leases in place at December 31, 2011 is as follows:

2012	$14,298,252
2013	15,013,163
2014	15,763,823
2015	16,552,013
2016	428,539

Total	$62,055,790

The carrying value of properties under lease at December 31, 2011 is $178,636,642.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2012.

SUNRISE SENIOR LIVING, INC.

By:	/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

2.1	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.2	Purchase and Sale Agreement by and among Sunrise Senior Living Investments Inc., Sunrise Senior Living Management, Inc., SZR US Investments, Inc., Ventas REIT US Holdings, Inc. and Ventas, Inc., dated October 1, 2010.	8-K	December 7, 2010	2.1

2.3	Purchase and Sale Agreement by and among Sunrise North Senior Living, Ltd., Sunrise Senior Living Management, Inc., Ventas SSL Ontario II, Inc. and Ventas, Inc., dated October 1, 2010.	8-K	December 7, 2010	2.2

2.4	PropCo Agreement by and among Sunrise Senior Living, Inc., certain of its subsidiaries as set forth therein, GHS Pflegeresidenzen Grundstücks GmbH, and TMW Pramerica Property Investment GmbH, dated as of May 27, 2010.	8-K	June 3, 2010	10.1

2.5	Purchase and Sale Agreement for Membership Interests in AL US Development Venture, LLC by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living Management, Inc., Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P., dated April 19, 2011	10-Q	May 6, 2011	10.4

3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A

3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent, dated April 24, 2006.	8-K	April 21, 2006	4.1

4.3	First Amendment to the Rights Agreement, dated as of November 19, 2008, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1

4.4	Second Amendment to the Rights Agreement, dated as of January 27, 2010, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	January 27, 2010	4.1

4.5	Third Amendment, dated as of December 16, 2011, to the Rights Agreement, dates as of April 24, 2006, as amended as of November 19, 2008 and January 27, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	December 16, 2011	4.1

4.6	Indenture, dated as of April 20, 2011, by and between Sunrise Senior Living, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	April 20, 2011	4.1

10.1	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.2	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.3	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.4	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.5	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.6	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.7	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.8	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.9	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price. +	10-K	July 31, 2008	10.11

10.10	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B

10.11	2008 Omnibus Incentive Plan, as amended.+	Def 14A	March 22, 2010	A

10.12	Form of Executive Restricted Stock Agreement (2003 Stock Option and Restricted Stock Plan, as amended).+	10-K	February 25, 2011	10.12

10.13	Form of Executive Restricted Stock Agreement (2008 Omnibus Incentive Plan). +	10-K	February 25, 2011	10.13

10.14	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.15	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.16	Form of Non-Qualified Stock Option Agreement (2008 Omnibus Incentive Plan).+	10-K	March 2, 2009	10.17

10.17	Form of Executive Non-Qualified Stock Option Agreement (2008 Omnibus Incentive Plan).+	10-K	February 25, 2011	10.17

10.18	Form of Director Restricted Stock Unit Agreement.+	10-K	February 25, 2011	10.18

10.19	Form of Executive Performance Unit Agreement (2008 Omnibus Incentive Plan, as amended).	10-Q	November 7, 2011	10.4

10.20	Sunrise Executive Deferred Compensation Plan, effective January 1, 2009.+	10-K/A	March 31, 2009	10.23

10.21	First Amendment to Sunrise Executive Deferred Compensation Plan, effective December 31, 2009. +	10-K	February 25, 2011	10.20

10.22	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	February 25, 2011	10.53

10.23	Amendment to Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K/A	March 31, 2009	10.30

10.24	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.25	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise Senior Living, Inc. and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.26	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise Senior Livings, Inc. and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.27	Employment Agreement between Sunrise Senior Living, Inc. and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1

10.28	Amended and Restated Employment Agreement between Sunrise Senior Living, Inc. and Mark Ordan, effective as of December 1, 2010.	8-K	December 2, 2010	10.1

10.29	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21, 2009	10.4

10.30	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated October 1, 2010.+	10-K	February 25, 2011	10.29

10.31	Amended and Restated Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 25, 2011.+	10-K	February 25, 2011	10.30

10.32	Employment Agreement between Sunrise Senior Living, Inc. and David Haddock, dated October 1, 2010.+	10-K	February 25, 2011	10.31

10.33	Employment Agreement between Sunrise Senior Living, Inc. and C. Marc Richards, dated March 22, 2011.+	10-Q	May 6, 2011	10.1

10.34	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21, 2009	10.2

10.35	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated July 9, 2009.+	10-K	February 25, 2010	10.115

10.36	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21, 2009	10.3

10.37	Separation Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated February 15, 2010.+	10-K	February 25, 2010	10.116

10.38	Employment Agreement between Sunrise Senior Living, Inc. and Richard J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1

10.39	Sunrise Senior Living, Inc. 2010 Annual Incentive Plan – NEO Individual Goals.+	8-K	June 23, 2010	99.1

10.40	2010 Partial Bonus payments to Executive Officers.	10-Q	August 5, 2010	10.4

10.41	Performance Metrics for 2011 Annual Incentive Bonuses for Named Executive Officers.+	10-K	March 1, 2012	10.41

10.42	2010 Director Fees.+	10-K	February 25, 2011	10.44

10.43	2011 Director Fees.+	10-K	February 25, 2011	10.45

10.44	2012 Director Fees.+	10-K	March 1, 2012	10.44

10.45	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.46	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.47	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.48	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.49	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

10.50	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

10.51	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.52	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.53	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

10.54	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.55	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.56	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48

10.57	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2

10.58	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1

10.59	Eleventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	March 23, 2009	10.1

10.60	Twelfth Amendment to the Credit Agreement, dated April 28, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	April 28, 2009	10.1

10.61	Thirteenth Amendment to the Credit Agreement, dated October 19, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	October 20, 2009	10.1

10.62	Fourteenth Amendment to Credit Agreement, dated August 31, 2010, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	September 3, 2010	10.2

10.63	Termination Agreement by and among Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C issuer, Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and KeyBank National Association, dated as of June 16, 2011.	8-K	June 20, 2011	10.4

10.64	Commitment Letter between Sunrise Senior Living, Inc. and KeyBank National Association and KeyBank Capital Markets, Inc., effective April 8, 2011.	10-Q	May 6, 2011	10.2

10.65	Credit Agreement by and among Sunrise Senior Living, Inc., as borrower, KeyBank National Association, as administrative agent, and certain other lenders, dated as of June 16, 2011.	8-K	June 20, 2011	10.1

10.66	Pledge Agreement by Sunrise Senior Living, Inc., as pledger, and KeyBank National Association, as agent for the benefit of the Lenders, dated as of June 16, 2011.	8-K	June 20, 2011	10.2

10.67	Guaranty Agreement by Sunrise Senior Living Services, Inc., Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc. and Sunrise Development, Inc., as guarantors, in favor of certain Lenders, dated June 16, 2011.	8-K	June 20, 2011	10.3

10.68	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.69	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.70	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.71	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.72	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Senior Living Management, Inc., Sunrise Senior Living, Inc., US Senior Living Investments, LLC and Sunrise IV Senior Living Holdings, LLC.	8-K	October 28, 2009	10.2

10.73	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., Fountains Senior Living Holdings, LLC, Sunrise Senior Living Management, Inc., US Senior Living Investments, LLC, HSH Nordbank AG, New York Branch.	8-K	October 28, 2009	10.2

10.74	Restructure Term Sheet, dated October 22, 2009, by and among Sunrise Senior Living, Inc. and the creditors party thereto.	8-K	October 28, 2009	10.1

10.75	Settlement Agreement between Barclays Bank PLC and Sunrise Senior Living, Inc. dated as of April 29, 2010.	8-K	May 3, 2010	10.1

10.76	Loan Agreement, dated as of September 28, 2007, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, LP, as borrowers, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.2

10.77	Letter Agreement, dated October 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.3

10.78	Letter Agreement, dated December 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	8-K	December 7, 2009	10.1

10.79	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	February 19, 2010	10.1

10.80	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	September 3, 2010	10.3

10.81	Loan and Security Agreement (Loan A), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.4

10.82	Guaranty of Payment (Loan A), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.5

10.83	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to MB Financial Bank, N.A.	10-Q	November 9, 2009	10.6

10.84	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.7

10.85	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan A), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B., as agent.	10-Q	November 9, 2009	10.8

10.86	Loan and Security Agreement (Loan B), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as lender.	10-Q	November 9, 2009	10.9

10.87	Guaranty of Payment (Loan B), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.10

10.88	Deed of Trust Note B, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.11

10.89	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan B), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.12

10.90	First Amendment to Loan Agreement (Loan A), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent to the lenders party thereto.	10-Q	November 9, 2009	10.13

10.91	First Amendment to Guaranty of Payment (Loan A), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.14

10.92	First Amendment to Loan Agreement (Loan B), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B. as lender.	10-Q	November 9, 2009	10.15

10.93	First Amendment to Guaranty of Payment (Loan B), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.16

10.94	Second Amendment to Loan Agreement (Loan A), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.17

10.95	Second Amendment to Guaranty of Payment (Loan A), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.18

10.96	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009,by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	10-Q	November 9, 2009	10.19

10.97	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.20

10.98	Second Amendment to Loan Agreement (Loan B), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.21

10.99	Second Amendment to Guaranty of Payment (Loan B), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.22

10.100	First Amendment to Deed of Trust Note A (Loan B), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.23

10.101	Third Amendment to Loan Agreement and Settlement Agreement (Loan A), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	8-K	December 24, 2009	10.1

10.102	Third Amendment to Guaranty of Payment (Loan A), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.2

10.103	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	December 24, 2009	10.3

10.104	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.4

10.105	Third Amendment to Loan Agreement and Settlement Agreement (Loan B), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.5

10.106	Third Amendment to Guaranty of Payment (Loan B), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.6

10.107	Second Amendment to Deed of Trust Note B (Loan B), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.7

10.108	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan A), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as gent for the lender party thereto.	8-K	September 3, 2010	10.5

10.109	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	September 3, 2010	10.6

10.110	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.7

10.111	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan B), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.8

10.112	Third Amendment to Deed of Trust Note B (Loan B), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.9

10.113	Building Loan Agreement dated April 10, 2008, by and between Sunrise Monterey Senior Living, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto, as lenders.	8-K	February 19, 2010	10.2

10.114	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	February 19, 2010	10.3

10.115	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	September 3, 2010	10.4

10.116	Settlement and Restructuring Agreement by and among HCP, Inc. and the Landlords as set forth therein and Sunrise Senior Living, Inc. and the Operators set forth therein, dated as of August 31, 2010.	8-K	September 3, 2010	10.1

10.117	Purchase and Sale Agreement dated as of December 8, 2010 by and among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc., CC3 Acquisition, LLC, and CNL Income Partners, LP.	10-K	February 25, 2011	10.120

10.118	Form of First Amended and Restated Management Agreement for Sunrise communities owned by Ventas, Inc.**	10-K	February 25, 2011	10.121

10.119	First Amended and Restated Master Agreement by and among Sunrise Senior Living Management, Inc., Sunrise North Senior Living Ltd., Sunrise Senior Living, Inc. and Ventas SSL, Inc., dated December 1, 2010.**	10-K	February 25, 2011	10.122

10.120	Purchase Agreement between Sunrise Senior Living, Inc. and Stifel, Nicolaus & Company, Incorporated on behalf of itself and several Initial Purchasers named in Schedule I, dated April 14, 2011.	10-Q	May 6, 2011	10.3

10.121	Loan Agreement, dated as of June 14, 2007, by and among AL US Development Venture, LLC, as Borrower, HSH Nordbank AG, as Administrative Agent, Sole Arranger and Lender, and other lender parties thereto.***	8-K/A	July 14, 2011	10.1

10.122	First Amendment to Loan Agreement, dated as of April 22, 2009, by and between AL US Development Venture, LLC, as Borrower, and HSH Nordbank AG, as Administrative Agent and Lender.	8-K	June 8, 2011	10.2

10.123	Second Amendment to Loan Agreement, dated as of July 2010, by and between AL US Development Venture, LLC, as Borrower, and HSH Nordbank AG, as Administrative Agent and Lender.	8-K	June 8, 2011	10.3

10.124	Third Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents, dated as of June 2, 2011, by and among AL US Development Venture, LLC, as Borrower, Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., certain indirect subsidiaries of Sunrise Senior Living Investments, Inc. and HSH Nordbank AG, as Administrative Agent and Lender.***	8-K/A	July 14, 2011	10.4

10.125	Agreement Regarding Transfer of Partnership Interests (Ownco), dated as of August 15, 2011 by and between Master MorSun Acquisition LLC and Sunrise Senior Living Investments, Inc.	10-Q	November 7, 2011	10.3

10.126	Agreement Regarding Leases, dated December 22, 2011, by and among Sunrise Senior Living, Inc., Sunrise Senior Living Services, Inc. and Sunrise Continuing Care, LLC and Marriott International, Inc., Marriott Senior Holding Co. and Marriott Magenta Holding Company, Inc.	10-K	March 1, 2012	10.126

21	Subsidiaries of the Registrant.	10-K	March 1, 2012	21

23.1	Consent of Ernst & Young LLP.	10-K	March 1, 2012	23.1

23.2	Consent of Ernst & Young LLP.*	N/A	N/A	N/A

23.3	Consent of Ernst & Young LLP.*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	March 1, 2012	31.1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	March 1, 2012	31.2

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 1, 2012	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 1, 2012	32.2

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

101.INS	XBRL Instance Document	10-K	March 1, 2012	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	March 1, 2012	101.SCH

101.CAL	XBRL Taxonomy Calculation Document Linkbase Document	10-K	March 1, 2012	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	March 1, 2012	101.DEF

101.LAB	XBRL Taxonomy Label Linkbase Document	10-K	March 1, 2012	101.LAB

101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	March 1, 2012	101.PRE

+	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Confidential treatment has been afforded for portions of this document through December 1, 2015. The omitted portions of this document have been filed separately with the Securities and Exchange Commission.
***	Confidential treatment has been afforded for portions of this document through June 2, 2016. The omitted portions of this document have been filed separately with the Securities and Exchange Commission.

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