Form 10-Q
period 2012-03-31
SUNRISE SENIOR LIVING INC
filed 2012-05-01
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

There were 58,194,923 shares of the Registrant’s common stock outstanding at April 20, 2012.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except per share and share amounts)	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,237	$49,549
Accounts receivable, net	45,525	38,251
Income taxes receivable	2,141	2,287
Due from unconsolidated communities	16,991	17,926
Deferred income taxes, net	19,845	19,912
Restricted cash	47,736	47,873
Assets held for sale	5,644	1,025
Prepaid expenses and other current assets	8,418	12,290

Total current assets	193,537	189,113
Property and equipment, net	771,668	624,585
Intangible assets, net	37,807	38,726
Investments in unconsolidated communities	42,241	42,925
Restricted cash	188,660	183,622
Restricted investments in marketable securities	2,659	2,479
Assets held in the liquidating trust	23,142	23,649
Other assets, net	13,625	13,269

Total assets	$1,273,339	$1,118,368

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$122,475	$77,861
Outstanding draws on bank credit facility	39,000	39,000
Liquidating trust notes, at fair value	26,255	26,255
Accounts payable and accrued expenses	139,295	134,157
Due to unconsolidated communities	285	404
Deferred revenue	13,500	11,804
Entrance fees	19,255	19,618
Self-insurance liabilities	43,185	42,004

Total current liabilities	403,250	351,103
Debt, less current maturities	550,169	450,549
Investments accounted for under the profit-sharing method	16,674	12,209
Self-insurance liabilities	42,422	43,611
Deferred gains on the sale of real estate and deferred revenues	4,248	8,184
Deferred income tax liabilities	19,845	19,912
Interest rate swap	20,553	21,359
Other long-term liabilities, net	109,780	109,548

Total liabilities	1,166,941	1,016,475

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value, 120,000,000 shares authorized, 58,194,923 and 57,640,010 shares issued and outstanding, net of 599,423 and 509,577 treasury shares, at March 31, 2012 and December 31, 2011, respectively	582	576
Additional paid-in capital	489,840	487,277
Retained loss	(383,256)	(385,294)
Accumulated other comprehensive loss	(6,284)	(5,932)

Total stockholders’ equity	100,882	96,627

Noncontrolling interests	5,516	5,266

Total equity	106,398	101,893

Total liabilities and equity	$1,273,339	$1,118,368

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
	(Unaudited)
Operating revenue:
Management fees	$24,315	$24,214
Resident fees for consolidated communities	129,156	102,299
Ancillary fees	7,926	7,597
Professional fees from development, marketing and other	200	323
Reimbursed costs incurred on behalf of managed communities	174,073	185,865

Total operating revenues	335,670	320,298
Operating expenses:
Community expense for consolidated communities	91,547	74,489
Community lease expense	19,236	18,697
Depreciation and amortization	10,758	7,330
Ancillary expenses	7,458	7,004
General and administrative	28,641	32,389
Carrying costs of liquidating trust assets	583	407
Provision for doubtful accounts	762	1,442
Impairment of long-lived assets	555	0
Costs incurred on behalf of managed communities	174,495	186,384

Total operating expenses	334,035	328,142

Income (loss) from operations	1,635	(7,844)
Other non-operating income (expense):
Interest income	230	840
Interest expense	(7,807)	(1,347)
Gain on fair value resulting from business combinations, including pre-existing investments	7,066	0
Other income	632	933

Total other non-operating income	121	426
Gain on the sale and development of real estate and equity interests	1,058	492
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	3,461	(7,689)
Loss from investments accounted for under the profit-sharing method	(3,520)	(3,024)

Income (loss) before provision for income taxes and discontinued operations	2,755	(17,639)
Provision for income taxes	(580)	(730)

Income (loss) before discontinued operations	2,175	(18,369)
Discontinued operations, net of tax	419	1,125

Net income (loss)	2,594	(17,244)
Less: Income attributable to noncontrolling interests, net of tax	(556)	(461)

Net income (loss) attributable to common shareholders	$2,038	$(17,705)

Earnings per share data:
Basic net (loss) income per common share
(Loss) income before discontinued operations	$0.03	$(0.34)
Discontinued operations, net of tax	0.01	0.02

Net (loss) income	$0.04	$(0.32)

Diluted net (loss) income per common share
(Loss) income before discontinued operations	$0.02	$(0.34)
Discontinued operations, net of tax	0.01	0.02

Net (loss) income	$0.03	$(0.32)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In thousands)	2012	2011
	(Unaudited)
Net income (loss)	$2,594	$(17,244)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,100)	(1,254)
Equity interest in investee’s other comprehensive income	662	865
Unrealized gain on investments	181	68
Unrealized losses on interest rate swap
Unrealized holding losses arising during the period	(1,066)	0
Less: Reclassification for losses included in income	971	0

Unrealized losses on interest rate swap, net	(95)	0

Comprehensive income (loss)	2,242	(17,565)
Less: Comprehensive income attributable to noncontrolling interest	(181)	(68)

Comprehensive income (loss) attributable to common shareholders	$2,061	$(17,633)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
(In thousands)	(Unaudited)
Operating activities
Net income (loss)	$2,594	$(17,244)
Less: Net income from discontinued operations	(419)	(1,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale and development of real estate and equity interests	(1,058)	(492)
Loss from investments accounted for under the profit-sharing method	3,520	3,024
Gain on fair value resulting from business combinations, including pre-existing investments	(7,066)	0
Sunrise’s share of (earnings) loss and return on investment in unconsolidated communities	(3,461)	7,689
Distributions of earnings from unconsolidated communities	5,786	2,215
Provision for doubtful accounts	762	1,442
Depreciation and amortization	10,758	7,330
Amortization of financing costs, debt discount and guarantee liabilities	1,861	297
Impairment of long-lived assets	555	0
Stock-based compensation	2,181	1,736
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(7,498)	(11,852)
Due from unconsolidated communities	658	2,104
Prepaid expenses and other current assets	449	(76)
Captive insurance restricted cash	70	2,274
Other assets	196	1,475
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	(1,448)	(14,817)
Entrance fees	(365)	399
Self-insurance liabilities	61	(1,418)
Deferred gains on the sale of real estate and deferred revenues	231	149
Net cash provided by (used in) discontinued operations	102	(1,570)

Net cash provided by (used in) operating activities	8,469	(18,460)

Investing activities
Capital expenditures	(1,049)	(2,509)
Net proceeds for/from advances from investment accounted for under the profit-sharing method	602	(360)
Acquisition of communities, net of cash acquired	(29,188)	0
Dispositions of assets	94	1,891
Change in restricted cash	(3,029)	293
Investments in unconsolidated communities	(1,243)	(2,655)
Net cash provided by discontinued operations	241	6,069

Net cash (used in) provided by investing activities	(33,572)	2,729

Financing activities
Net proceeds from exercised options	584	1,245
Additional borrowings of debt	55,000	0
Repayment of debt	(31,650)	(1,822)
Repayment of liquidating trust notes	0	(8,330)
Financing costs paid	(837)	(149)
Distributions to noncontrolling interests	(306)	(424)

Net cash provided by (used in) financing activities	22,791	(9,480)

Net decrease in cash and cash equivalents	(2,312)	(25,211)
Cash and cash equivalents at beginning of period	49,549	66,720

Cash and cash equivalents at end of period	$47,237	$41,509

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three months ended March 31, 2012 and 2011 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K, as amended on March 15, 2012. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We have reclassified certain amounts to conform with the current period presentation.

2. Amendments to the Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) in 2011.

ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, clarifies some existing rules but does not require additional fair value measurements, is not intended to establish valuation standards or affect valuation practices outside of financial reporting. A specific clarification relates to the concepts of “highest and best use” and “valuation premise” which are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring fair value of financial assets or liabilities. Additional disclosures for Level 3 measurements include the valuation process used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 was effective for us January 1, 2012 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for us January 1, 2012 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-10, Property, Plant and Equipment (Topic 360), Derecognition of in Substance Real Estate – a Scope Clarification, requires when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance of Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt and results of the subsidiary’s operations in its consolidated financial statements until legal title of the real estate is transferred to legally satisfy the debt. ASU 2011-10 is effective for us January 1, 2013 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 defers the presentation of the reclassification adjustments in and out of other comprehensive income, but requires entities to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU 2011-05 was effective for us January 1, 2012 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Interest Rate Swap

In connection with our purchase of our partner’s interest in AL US Development Venture, LLC (“AL US”) in 2011, we assumed the mortgage debt and an interest rate swap. We then entered into a new interest rate swap arrangement that extended the term of the existing interest rate swap to be coterminous with the maturity extension of the mortgage debt (extended from June 2012 to June 2015). We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the one-month LIBOR rate. As a result, we will pay a fixed rate of 3.2% plus the applicable spread of 175 basis points as opposed to a floating rate equal to the one-month LIBOR rate plus the applicable spread of 175 basis points on a notional amount of $259.4 million through the maturity date of the loan. The agreement includes a credit-risk-related contingency feature whereby the derivative counterparty has incorporated the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty. The failure to comply with the loan covenant provisions would result in being in default on any derivative instrument obligations covered by the agreement. We have not posted any collateral related to this agreement. As of March 31, 2012, the derivative is in a liability position and has a fair value of $20.6 million. If we had breached any of these loan covenant provisions at March 31, 2012, we could have been required to settle our obligations under the agreement at their termination value of approximately $21.5 million. The difference between the fair value liability and the termination liability represents an adjustment for accrued interest.

We have designated the derivative as a cash flow hedge. The derivative value is based on the prevailing market yield curve on the date of measurement. We also consider Sunrise’s credit risk in the calculation of the fair value of the swap and have formally elected to apply the portfolio exception under the Fair Value Measurement Topic (Topic 820) with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements. We evaluate the hedging effectiveness of the derivative both at inception and on an on-going basis. For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $3.7 million of losses, which are included in accumulated other comprehensive (loss) income (“AOCI”), are expected to be reclassified into earnings in the next 12 months as an increase to interest expense.

The following table details the fair market value as of March 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
Liabilities	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$20,553	$0	$20,553	$0

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the impact of the derivative instrument on the consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

		Three Months Ended March 31,
	Location	2012	2011
Loss on interest rate swap recognized in OCI	OCI	$1,066	$0
Loss reclassified from AOCI into income (effective portion)	Interest expense	(971)	0
(Loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other (expense) income	(52)	0

Restricted Investments in Marketable Securities

The following table details the restricted investments in marketable securities measured at fair value as of March 31, 2012 (in thousands):

Assets	March 31, 2012	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Restricted investments in marketable securities	$2,659	$2,659	$0	$0

The restricted investments in marketable securities relate to a consolidated entity in which we have control but no ownership interest.

Assets Held for Sale and Liquidating Trust Assets

The following table details the assets impaired in 2012 (in thousands):

Assets	March 31, 2012	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment Losses
Assets held for sale	$915	$0	$0	$915	$12
Liquidating trust assets	1,337	0	0	1,337	543

	$2,252	$0	$0	$2,252	$555

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Condominium units	$915	$1,025
Land	4,729	0

	$5,644	$1,025

A land parcel, which was transferred to us in March 2012 (refer to Note 4) and condominium project are classified as assets held for sale. They are recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (refer to Note 7), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). As of March 31, 2012, the liquidating trust assets consist of nine land parcels and one closed community. In the first three months of 2012, we recorded $0.5 million of impairment charges on one land parcel held in the liquidating trust as the carrying value of each of the assets was in excess of its estimated fair value. We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to estimate the fair value. Our estimate of the fair value also considered the short-term maturity of the liquidating trust notes which mature in October 2012. The impairment loss is included in operating expenses under impairment of long-lived assets.

Changes in assumptions or estimates could materially affect the determination of fair value of a land parcel or community and therefore could affect the amount of potential impairment of the asset. We use assumptions that we believe represent those a market participant would use involving the same assets. The following key assumptions to our income approach include:

•

Business Projections – We make assumptions regarding the levels of revenue from communities and services. We also make assumptions about our cost levels (e.g., capacity utilization, labor costs, etc.). Finally, we make assumptions about the amount of cash flows that we will receive upon a future sale of the community or land parcel using estimated cap rates. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plans and budgets;

•

Growth Rate – The growth rate is based on the expected rate at which earnings are projected to grow beyond the planning period. A terminal cap rate is used to calculate the terminal value of a community or land parcel;

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

The market approach is one of the other primary methods used for estimating fair value of an asset. This assumption relies on the market value (market capitalization) of companies that are engaged in the same or similar line of business.

Debt

The fair value of our debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets and credit risk. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. We have applied Level 2 and Level 3 type inputs to determine the estimated fair value of our debt. The following table details by category the principal amount, the average interest rate and the estimated fair market value of our debt (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$204,275	$533,624	(1)

Average Interest Rate	4.92%	4.31%

Estimated Fair Market Value	$205,384	$525,627

(1)	Includes $259.4 million of debt that has been fixed by a separate interest rate swap instrument (refer to Note 7).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Disclosure about fair value of financial instruments is based on pertinent information available to us at March 31, 2012.

Liquidating Trust Notes

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 7). The notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated by applying certain data points including the underlying value of the collateral and the expected timing and amount of repayment. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The notes mature in October 2012.

		Fair Value Measurements at Reporting Date Using
(In thousands) Liabilities	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
Liquidating trust notes, at fair value	$26,255	$0	$0	$26,255	$0

The following table reconciles the beginning and ending balances for the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2012 (in thousands):

Liquidating Trust Notes
Beginning balance - January 1, 2012	$26,255
Total gains	0
Payments	0

Ending balance - March 31, 2012	$26,255

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

4. Asset Purchases and Transfers

Santa Monica Purchase

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner who owned an 85% membership interest (the “Partner Interest”) in Santa Monica AL, LLC (“Santa Monica”). We owned the remaining 15% membership interest. Pursuant to the purchase and sale agreement, we purchased the Partner Interest for an aggregate purchase price of $16.2 million. Santa Monica indirectly owns one senior living facility located in Santa Monica, California. As a result of the transaction, effective February 28, 2012, the assets, liabilities and operating results of Santa Monica are consolidated.

We acquired the assets in stages. The fair value of our 15% equity interest immediately prior to the acquisition of the Partner Interest was approximately $2.9 million based on the estimated fair value of approximately $19.5 million for the total underlying equity in the venture. The estimated fair value of the equity was calculated based on the acquisition date fair value of the assets and working capital of approximately $32.9 million less the payoff amount of the debt of $13.4 million. As the carrying value of our investment in the venture prior to the acquisition was zero, we recognized a gain of approximately $2.9 million on our pre-existing membership interest as of the acquisition date.

Simultaneously, with the closing of the transaction, we entered into new loans with Prudential Insurance Company of America to pool Santa Monica with Connecticut Avenue, and financed the two assets with senior debt. The principal amount of the new loans in

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the aggregate is $55.0 million with an interest rate of 4.66%. It is a seven year loan that matures on March 1, 2019. The proceeds of the new loan were used (i) to pay off $27.8 million of debt on Connecticut Avenue; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

Asset Transfer from Master MetSun Two, LP and Master MetSun Three, LP

On March 20, 2012, two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration. The transferred venture subsidiaries indirectly own five senior living facilities and one land parcel (the “Facilities”). Prior to the transfer, we had a 20% indirect ownership interest in the Facilities. As a result of the transfer, the Facilities are now 100% indirectly owned by us and are consolidated in our financial results commencing March 20, 2012.

The Facilities are currently encumbered by approximately $119.7 million of existing Facility level mortgage debt which is consolidated in our financial results commencing March 20, 2012. This mortgage debt is non-recourse to us with respect to principal repayment, and no new obligations will be required by the mortgage lenders as a result of the transfer. The Facilities are separated into two loan pools, with one lender financing a pool of three Facilities (“Pool A”) and another lender financing a pool of two Facilities plus the land parcel (“Pool B”). The Pool A mortgage debt had an outstanding balance of approximately $62.5 million as of March 31, 2012, and a weighted average interest rate of 5.0%. The Pool A mortgage debt is currently under maturity default, but the lender has agreed to a forbearance that effectively extends the term of the loan through January 2013 and imposes a cash sweep on the Facilities net of a working capital reserve. The Pool B mortgage debt had an outstanding balance of approximately $57.2 million as of March 31, 2012, and a weighted average interest rate of 6.5%. The Pool B mortgage debt has an initial maturity date of October 2012, but does contain an extension provision, subject to the properties meeting certain conditions. We were, prior to the transfer, and continue to be obligated to the lender on an operating deficit guarantee with respect to the Pool B mortgage debt.

We acquired the assets in stages. We calculated the fair value of the total underlying equity of the assets based on the acquisition date fair value of the assets and working capital of approximately $121.9 million less the fair value of the debt assumed of $118.2 million. We recognized a gain of approximately $4.2 million, including a gain of $0.7 million on our pre-existing ownership interest, in connection with the acquisition of the assets as of the acquisition date.

The following table summarizes the recording, at fair value, of the assets and liabilities as of the acquisition or transfer dates (in thousands):

Amounts Recognized as of Acquisition Date
Property and equipment	$156,041
Other assets	3,479
Debt	(118,170)
Other liabilities	(4,756)

Net assets acquired	36,594
Gain on fair value resulting from business combinations	(7,066)
Net transaction costs	157

Total consideration transferred	$29,685

The estimated fair value of the real estate assets at acquisition was approximately $156.0 million. To determine the fair value of the real estate, we examined various data points including (i) transactions with similar assets in similar markets and (ii) independent appraisals of the acquired assets. As of the acquisition date, the fair value of working capital approximated its carrying value.

The estimated fair value of the assumed debt was approximately $118.2 million. The fair value of the debt was estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents information for assets that are included in our consolidated statement of operations from the acquisition dates of February 28, 2012 and March 20, 2012, through March 31, 2012 (in thousands).

Acquisitions Related Results Included in Sunrise’s First Quarter Results
Revenues	$1,466
Loss attributable to common shareholders	(256)

Pro Forma Business Combinations Financial Information

The following table presents supplemental pro forma information as if the acquisition and transfer had occurred on January 1, 2011 (in thousands except per share amounts):

	Pro Forma Consolidated Results
	Three Months Ended March 31,
	2012	2011
Revenues	$338,879	$322,800
Loss from continuing operations	(5,788)	(7,399)
Diluted loss per share	$(0.11)	$(0.14)

The unaudited pro forma consolidated results do not purport to project the future results of operations. The unaudited pro forma consolidated results reflect the historical financial information of us and the transferred assets, adjusted for the following pro forma pre-tax amounts:

•	Elimination of our revenue earned from the management of the communities prior to acquisition of $0.5 million for both the three months ended March 31, 2012 and 2011.

•

Elimination of reimbursed costs and direct expenses from the management of the communities prior to acquisition of $4.4 million and $4.3 million for the three months ended March 31, 2012 and 2011, respectively.

•	Elimination of equity in earnings from the ventures of $2.2 million for the three months ended March 31, 2011.

•	Addition of revenue from the operation of the communities prior to acquisition of $8.1 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively.

•	Addition of expenses from the operation of the communities prior to acquisition of $5.4 million and $5.3 million for the three months ended March 31, 2012 and 2011, respectively.

•	Adjustments to depreciation of $1.2 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively, related to the property and equipment acquired.

•	Interest adjustment of $1.9 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively, related to the debt assumed.

•	Elimination of recognition of gain on fair value resulting from business combinations, including existing investments, of $7.1 million for the three months ended March 31, 2012.

•	Recognition of gain on fair value resulting from business combinations, including pre-existing investments, of $10.7 million for the three months ended March 31, 2011.

5. Investments in Unconsolidated Ventures

Venture Transactions

Refer to Note 4 regarding the purchase or transfer of certain assets and liabilities from Santa Monica AL, LLC, Master MetSun Two, LP and Master MetSun Three, LP.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for equity investees for which annual audited financial statements are expected to be required for the year 2012 under S-X Rule 3-09 (in thousands):

	Three months ended March 31, 2012
	Total operating revenues	Net (loss) income before provision for income taxes	Net (loss) income
CC3 Acquisition, LLC	$33,703	$(1,244)	$(1,457)
PS UK Investment (Jersey) LP	6,966	1,552	1,531

	Three months ended March 31, 2011
	Total operating revenues	Net (loss) income before provision for income taxes	Net (loss) income
CC3 Acquisition, LLC	$29,292	$(12,486)	$(12,230)
PS UK Investment (Jersey) LP	5,751	490	615

6. Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable and accrued expenses	$38,548	$36,920
Accrued salaries and bonuses	32,447	28,594
Accrued employee health and other benefits	35,582	33,498
Other accrued expenses	32,718	35,145

	$139,295	$134,157

Other long-term liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred revenue from nonrefundable entrance fees	$44,097	$44,225
Lease liabilities	26,338	26,466
Executive deferred compensation	16,391	16,317
Uncertain tax positions	20,689	20,375
Other long-term liabilities	2,265	2,165

	$109,780	$109,548

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7. Debt

At March 31, 2012 and December 31, 2011, we had $737.9 million and $593.7 million, respectively, of outstanding debt with a weighted average interest rate of 4.48% and 4.12%, respectively, as follows (in thousands):

	March 31, 2012	December 31, 2011
AL US debt (1)	$331,731	$334,567
MetSun communities (2)	119,668	0
Community mortgages	122,895	94,641
Liquidating trust notes	26,255	26,255
Convertible subordinated notes	86,250	86,250
Credit facility	39,000	39,000
Other	4,317	4,903
Variable interest entity	21,385	21,770

Total principal amount of debt	751,501	607,386
Less: Discount on loans assumed at fair value	(13,602)	(13,721)

	$737,899	$593,665

(1)	The carrying value amount of the debt at March 31, 2012 was $320.6 million.
(2)	The carrying value amount of the debt at March 31, 2012 was $118.2 million.

Of the outstanding debt at March 31, 2012, we had $204.3 million of fixed-rate debt with a weighted average interest rate of 4.92% and $533.6 million of variable rate debt with a weighted average interest rate of 4.31%. Consolidated debt of $63.0 million was in default as of March 31, 2012, the majority ($61.7 million) of which was assumed in connection with the asset transfer from the Master MetSun transaction (see below). We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at March 31, 2012 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Note	Convertible Subordinated Notes	Other	Total
Default	$62,478	$1,365	$0	$0	$0	$63,843
2nd Qtr. 2012	0	0	0	0	360	360
3rd Qtr. 2012	0	390	0	0	360	750
4th Qtr. 2012	57,401	0	26,255	0	719	84,375
2013	21,894	810	0	0	2,158	24,862
Thereafter	432,521	18,820	0	86,250	39,720	577,311

	574,294	21,385	26,255	86,250	43,317	751,501
Discount on loans assumed at fair value	(12,579)	0	0	0	(1,023)	(13,602)

	$561,715	$21,385	$26,255	$86,250	$42,294	$737,899

Santa Monica and Connecticut Avenue Debt

Simultaneously, with the closing of the transaction in February 2012, we entered into a new loan with Prudential Insurance Company of America to pool Santa Monica with Connecticut Avenue, and senior debt financed the two assets. The principal amount of the new loan in the aggregate is $55.0 million with an interest rate of 4.66%. It is a seven year loan that matures on March 5, 2019. The proceeds of the new loan were used (i) to pay off $27.8 million of debt on Connecticut Avenue; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

Debt Transfer from Master MetSun Two, L.P. and Master MetSun Three, L.P.

In March 2012, we acquired five communities that are currently encumbered by approximately $119.7 million of existing Facility level mortgage debt which is consolidated in our financial results commencing March 20, 2012. This mortgage debt is non-recourse to us with respect to principal repayment, and no new obligations will be required by the mortgage lenders as a result of the transfer. The communities are separated into two loan pools, with one lender financing a pool of three communities (“Pool A”) and another lender financing a pool of two communities plus a land parcel (“Pool B”). The Pool A mortgage debt had an outstanding balance of approximately $62.5 million as of March 31, 2012, and a weighted average interest rate of 5.0%. The Pool A mortgage debt is

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

currently under maturity default, but the lender has agreed to a forbearance that effectively extends the term of the loan through January 2013 and imposes a cash sweep on the communities net of a working capital reserve. The Pool B mortgage debt had an outstanding balance of approximately $57.2 million as of March 31, 2012, and a weighted average interest rate of 6.5%. The Pool B mortgage debt has an initial maturity date of October 2012, but does contain an extension provision, subject to the properties meeting certain conditions. We were, prior to the transfer, and continue to be obligated to the lender on an operating deficit guarantee with respect to the Pool B mortgage debt.

Canadian Debt

The loan on three communities in Canada matured in April 2011. In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee 42 months from the modification date; (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities. The loan balance was $46.9 million as of March 31, 2012.

AL US Debt

In June 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million in connection with the purchase transaction. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of March 31, 2012 was $320.6 million and the face amount was $331.7 million.

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

Germany Restructure Notes

We previously owned nine communities in Germany which were subject to substantial debt. During 2010 and 2009, we restructured or paid a significant portion of the debt. As part of the restructuring, we granted mortgages for the benefit of certain lenders on certain of our unencumbered North American properties (the “liquidating trust”).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In April 2010, we executed the definitive documentation with the lenders party to the restructuring agreements. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold 10 North American properties in the liquidating trust for gross proceeds of approximately $26.7 million with an aggregate appraised value of $33.2 million through March 31, 2012. As of March 31, 2012, the electing lenders have received net proceeds of $23.4 million as a result of sales from the liquidating trust.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of March 31, 2012, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of March 31, 2012 was $26.3 million, which represents our minimum payment guarantee at that date.

In April 2010, we entered into a settlement agreement with another lender who was not party to the restructuring agreement mentioned above of one of our German communities. The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of March 31, 2012 was $3.3 million.

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

The Credit Facility requires us to meet several covenants which include:

•	Maximum corporate leverage ratio of 5.25 to 1.0;

•	Minimum corporate fixed charge coverage ratio of 1.25 to 1.0 in 2012 and 1.45 to 1.0 in 2013 and thereafter;

•	Minimum liquidity of $15.0 million;

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

•	Minimum collateral loan to value of 75%; and

•	Maximum permitted development obligations of $60.0 million per year.

In addition to the covenants stated above, the Credit Facility also contains various covenants and events of default which could trigger early repayment obligations and early termination of the lenders’ commitment obligations. Events of default include, among others: nonpayment, failure to perform certain covenants beyond a cure period, incorrect or misleading representations or warranties, cross-default to any recourse indebtedness of ours in an aggregate amount outstanding in excess of $30.0 million, and a change of control. Our ability to borrow under the Credit Facility is subject to these covenants.

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

As of March 31, 2012, there were $39.0 million of draws against the Credit Facility and $10.2 million in letters of credit outstanding. The weighted average interest rate on the outstanding draws was 5.25% for the three months ended March 31, 2012. We have no borrowing availability under the Credit Facility at March 31, 2012.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.4 billion with near-term scheduled debt maturities of $0.3 billion for the remainder of 2012, and there is $0.8 billion of debt that is in default as of March 31, 2012. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.5 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One of the venture mortgage loans described above is in default at March 31, 2012 due to a violation of certain loan covenants. The mortgage loan balance was $0.6 billion as of March 31, 2012. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. The lender has rights which include foreclosure on the communities and/or termination of our management agreements. The venture is in discussions with the lender regarding the possibility of entering into a loan modification. During 2011, we recognized $9.0 million in management fees from this venture and $2.4 million for the three months ended March 31, 2012. Our United Kingdom Management segment reported $1.6 million in income from operations in 2011 and $0.7 million for the first quarter of 2012. Our investment balance in this venture was zero at March 31, 2012.

8. Gains on the Sale of Real Estate

In 2012, we recognized gains of $1.1 million primarily resulting from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

9. Income Taxes

The provision for income taxes related to continuing operations was $0.6 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets. Our effective tax rate for continuing operations was 21.1% and (4.1)% for the three months ended March 31, 2012 and 2011, respectively. Our tax expense related primarily to tax contingences, tax to the government of the United Kingdom and state income taxes. As of March 31, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10. Stock-Based Compensation

In the first quarter of 2012, we granted two employees non-qualified stock options to purchase 70,000 shares of common stock at a grant price of $7.74. One-third of the options vest yearly beginning in 2013. We also granted 108,303 shares of restricted stock to ten employees at a grant date fair value of $7.74. The grants vest yearly over three years beginning in 2013.

As part of the 2012 non-employee directors’ compensation, 69,984 restricted stock units were granted to our six non-employee directors. One-quarter of the restricted stock units vested immediately with the remainder to vest quarterly during 2012.

Through March 31, 2012, 512,496 stock options have been exercised and 66,210 shares of restricted stock vested.

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

Excluding the impact of our senior living condominium project, which is accounted for under the profit sharing method, the maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at March 31, 2012 was immaterial and there were no fundings in 2012.

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living component with each component owned by a different venture. In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at March 31, 2012 was $16.7 million for the two ventures. We recorded losses of $3.5 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively.

We are obligated to our partner and the lender on the assisted living venture to fund future operating shortfalls. We are also obligated to our partner on the condominium venture to fund operating shortfalls. We have funded $8.3 million under the guarantees through March 31, 2012, of which $0.2 million (on the assisted living venture) was funded in 2012. In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.

The depressed condominium real estate market in the Washington D.C. area has resulted in lower sales and pricing than forecasted and we believe the partners have no remaining equity in the condominium project. Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls.

As of March 31, 2012, loans of $117.0 million for the residential condominium venture and $29.7 million for the assisted living venture are both in default. We have accrued $4.2 million in default interest relating to these loans. In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to foreclose on the assets of the residential condominium venture. We are still in discussion with the lender for the assisted living venture regarding the default on the loan. We have no basis in the assets.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.4 billion at March 31, 2012. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At March 31, 2012, the remaining liability under this obligation is $30.4 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

Purnell and Miller Lawsuits

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court, which the Court denied. The parties have completed briefing on class certification, and the Court held a hearing on plaintiff’s motion for class certification on January 23, 2012. On February 27, 2012, the Court denied plaintiff’s motion for class certification.

In addition, on January 31, 2012, the same counsel filed what that counsel characterized as a related lawsuit captioned Cheryl Miller, an individual on behalf of herself and others similarly situated v. Sunrise Senior Living Management, Inc., a Virginia corporation; and Does 1 through 100, Case No. BC478075 in the Superior Court of the State of California, County of Los Angeles. On or about February 8, 2012, Plaintiff Cheryl Miller filed a First Amended Complaint (“FAC”), which was served on Sunrise on February 15, 2012. Plaintiff’s FAC is styled as a class action and alleges that Sunrise failed to pay all wages owed to employees as a result of allegedly improper “rounding” of time to the nearest quarter hour and that Sunrise failed to comply with the California Labor Code by issuing “debit cards” to pay wages. The FAC asserts claims for: (1) failure to pay all wages due to illegal rounding; (2) unfair, unlawful and fraudulent business practices; (3) failure to provide accurate pay stubs, (4) failure to pay wages upon ending employment; (5) failure to comply with Labor Code section 212 regarding payment of wages, and (6) seeking penalties under the California Labor Code Private Attorney Generals Act. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On March 23, 2012, Plaintiff filed a Notice of Dismissal with Prejudice pursuant to Federal Rule of Civil Procedure 41(a) which dismissed all individual claims with prejudice and the class action allegations without prejudice thereby disposing of the action.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On November 15, 2010, subsidiaries of Five Star Quality Care filed a new action, FS Tenant Pool I Trust, et al. v. Sunrise Senior Living, Inc., et al., Civ. A. No. MICV2010-04318, in Superior Court for the Commonwealth of Massachusetts, in which they asserted claims against Sunrise similar to those asserted by Five Star Quality Care.

The Court consolidated the two actions and held a pretrial conference on December 6, 2011. Discovery is ongoing and a final pretrial conference is scheduled for June 21, 2012. A trial date of August 6, 2012 has been set. In the first quarter of 2012, we accrued a $3.0 million contingent loss related to this matter which is included in general and administrative expense in our consolidated statements of operations.

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

12. Discontinued Operations

Discontinued operations consists of sales of businesses and communities prior to 2012. The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenue	$0	$853
Expenses	103	(2,049)
Gain on sale	316	2,321

Income from discontinued operations	$419	$1,125

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

13. Net Income (Loss) per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Income (loss) attributable to common shareholders:
Income (loss) before discontinued operations, net of noncontrolling interests	$1,619	$(18,830)
Income from discontinued operations	419	1,125

Net income (loss)	$2,038	$(17,705)

Weighted-average shares outstanding - basic	57,065	56,153
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	1,834	0

	58,899	56,153

Basic net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.03	$(0.34)
Income from discontinued operations	0.01	0.02

Net income (loss) per share attributable to common shareholders	$0.04	$(0.32)

Diluted net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.02	$(0.34)
Income from discontinued operations	0.01	0.02

Net income (loss) per share attributable to common shareholders	$0.03	$(0.32)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 2,048,695 for the three months ended March 31, 2011 have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Shares issuable upon the conversion of junior subordinated convertible notes are excluded.

14. Information about Sunrise’s Segments

We have three operating segments: North American Management, Consolidated Communities and United Kingdom Management. The operations of the communities we own or manage are reviewed on a community by community basis by our key decision makers. The communities managed for third parties, communities in ventures or communities that are consolidated but held in ventures or variable interest entities, are aggregated by location into either our North American Management segment or our United Kingdom Management segment. Communities that are wholly owned or leased are included in our Consolidated Communities segment.

North American Management includes the results from the management of third party and venture senior living communities, including six communities in New York owned by a venture but whose operations are included in our consolidated financial statements, a community owned by a variable interest entity and a community owned by a venture which we consolidate, in the United States and Canada.

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada, excluding allocated management fees from our North American Management segment of $3.9 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. Total assets were $819.5 million and $649.5 million as of March 31, 2012 and December 31, 2011, respectively.

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

Segment results are as follows (in thousands):

	Three Months Ended March 31, 2012
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$20,408	$0	$3,907	$0	$24,315
Resident fees for consolidated communities	17,041	112,115	0	0	129,156
Ancillary fees	7,926	0	0	0	7,926
Professional fees from development, marketing and other	0	0	53	147	200
Reimbursed costs incurred on behalf of managed communities	172,680	0	1,393	0	174,073

Total operating revenues	218,055	112,115	5,353	147	335,670
Operating expenses:
Community expense for consolidated communities	10,639	80,908	0	0	91,547
Community lease expense	4,596	14,640	0	0	19,236
Depreciation and amortization	1,221	8,197	0	1,340	10,758
Ancillary expenses	7,458	0	0	0	7,458
General and administrative	0	0	3,183	25,458	28,641
Carrying costs of liquidating trust assets	0	0	0	583	583
Provision for doubtful accounts	339	398	0	25	762
Impairment of long-lived assets	0	0	0	555	555
Costs incurred on behalf of managed communities	173,071	0	1,424	0	174,495

Total operating expenses	197,324	104,143	4,607	27,961	334,035

Income (loss) from operations	$20,731	$7,972	$746	$(27,814)	$1,635

	Three Months Ended March 31, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$20,750	$0	$3,464	$0	$24,214
Resident fees for consolidated communities	15,687	86,612	0	0	102,299
Ancillary fees	7,597	0	0	0	7,597
Professional fees from development, marketing and other	0	0	73	250	323
Reimbursed costs incurred on behalf of managed communities	183,920	0	1,945	0	185,865

Total operating revenues	227,954	86,612	5,482	250	320,298
Operating expenses:
Community expense for consolidated communities	9,907	64,582	0	0	74,489
Community lease expense	3,952	14,745	0	0	18,697
Depreciation and amortization	635	4,308	0	2,387	7,330
Ancillary expenses	7,004	0	0	0	7,004
General and administrative	0	0	2,776	29,613	32,389
Carrying costs of liquidating trust assets	0	0	0	407	407
Provision for doubtful accounts	550	135	0	757	1,442
Costs incurred on behalf of managed communities	184,405	0	1,979	0	186,384

Total operating expenses	206,453	83,770	4,755	33,164	328,142

Income (loss) from operations	$21,501	$2,842	$727	$(32,914)	$(7,844)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15. Capital Structure

The following table details changes in stockholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Accumulated Other Comprehensive Income(Loss)	Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2011	57,640	$576	$487,277	$(385,294)	$(5,932)	$5,266	$101,893
Net income	0	0	0	2,038	0	556	2,594
Foreign currency translation, net of tax	0	0	0	0	(1,100)	0	(1,100)
Sunrise’s share of investee’s other comprehensive income	0	0	0	0	662	0	662
Unrealized gain on investments	0	0	0	0	181	0	181
Unrealized loss on interest rate swap	0	0	0	0	(95)	0	(95)
Issuance of restricted stock	132	1	(1)	0	0	0	0
Exercise of stock options	513	6	578	0	0	0	584
Forfeiture of stock	(65)	(1)	1	0	0	0	0
Shares surrendered for taxes	(25)	0	(196)	0	0	0	(196)
Stock compensation expense	0	0	2,181	0	0	0	2,181
Contribution by noncontrolling interests	0	0	0	0	0	0	0
Distributions to noncontrolling interests	0	0	0	0	0	(306)	(306)

Balance at March 31, 2012	58,195	$582	$489,840	$(383,256)	$(6,284)	$5,516	$106,398

16. Supplemental Cash Flow Information

Interest paid was $4.5 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. No interest was capitalized in either 2012 or 2011. Income tax payments to the United Kingdom for the three months ended March 31, 2012 were approximately $16,000. Domestic tax refunds or payments were not significant.

On March 20, 2012, a partner in two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration and $118.2 million of debt was assumed (refer to Note 4).

17. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At March 31, 2012, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $15.8 million and $16.1 million, respectively, of net property and equipment and debt of $21.4 million and $21.8 million, of which $1.4 million was in default as of March 31, 2012, in our March 31, 2012 and December 31, 2011 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with the Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of March 31, 2012 and December 31, 2011, we guaranteed $20.0 million and $20.4 million, respectively, of the bonds. Management fees earned by us were $0.2 million for both the three months ended March 31, 2012 and 2011. The management

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $2.9 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred approximately $46,500 and $34,500 for the three months ended March 31, 2012 and 2011, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $7.1 million and $7.0 million at March 31, 2012 and December 31, 2011, respectively. These amounts are eliminated in our consolidated financial statements.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture. The entity has £438.2 million ($696.9 million) of debt of which $639.1 million is in default. This debt is non-recourse to us. Our equity investment in the venture is zero at March 31, 2012. The line item “Due from unconsolidated communities” on our consolidated balance sheet as of March 31, 2012 contains $1.7 million due from the venture. Our maximum exposure to loss is $1.7 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our consolidated statements of operations as a result of our involvement with the VIE.

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

In 2007, we formed another venture with a third party which owned 13 communities. In August 2011, the venture transferred ownership of six communities to another entity and the venture was deemed a VIE, in which we were not the primary beneficiary. In March 2012, the venture transferred ownership of three communities to us (refer to Note 4). As a result of this transaction, the venture is no longer a VIE.

18. Subsequent Events

Land Sale

In April 2012, we closed on the sale of a land parcel held within the liquidating trust (refer to Note 7). The proceeds from the sale of $1.5 million were applied towards the liquidating trust note. We also paid an additional $0.3 million and reduced our guarantee on the note to $24.4 million.

Paydown of Credit Facility

On April 27, 2012, we paid down by $10.0 million the outstanding draws against our Credit Facility. The outstanding balance of the Credit Facility after the payment was $29.0 million.

Sale of Venture Interest in 16 Communities

On May 1, 2012, the subsidiaries of ventures between an institutional investor and us sold 16 communities to Ventas Inc. for a purchase price of approximately $362 million. We received approximately $28 million of cash at closing. We are remaining the manager of the 16 communities under the pre-existing terms relating to management fees and contract length, which range from 18 to 27 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to:

•

the risk that we may not be able to successfully execute our plan to sell certain assets mortgaged pursuant to our German restructure transaction or the net sale proceeds of the mortgaged North American properties may not be sufficient to pay the minimum amount guaranteed by Sunrise to the lenders that are party to the German restructure transactions when such payment is required in October 2012;

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

•	the risks associated with the ownership and operation of assisted living and independent living communities.

and other risk factors detailed in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012, as amended on March 15, 2012, and as may be amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Overview

Operating Communities and Segments

We are a Delaware corporation and a provider of senior living services in the United States, Canada and the United Kingdom.

At March 31, 2012, we operated 308 communities, including 266 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 30,264.

The following table summarizes our portfolio of operating communities:

	As of March 31,		Percent Change
	2012	2011	2012 vs. 2011
Total communities
Owned	28	8	250.0%
Leased	26	26	0.0%
Variable Interest Entity	1	1	0.0%
Consolidated New York communities leased from a venture	6	6	0.0%
Consolidated venture	1	1	0.0%
Unconsolidated ventures	107	131	-18.3%
Managed	139	144	-3.5%

Total	308	317	-2.8%

Unit capacity	30,264	31,052	-2.5%

We have three operating segments: North American Management, Consolidated Communities and United Kingdom Management. The operations of the communities we own or manage are reviewed on a community by community basis by our key decision makers. The communities managed for third parties, communities in ventures or communities that are consolidated but held in ventures or variable interest entities, are aggregated by location into either our North American Management segment or our United Kingdom Management segment. Communities that are wholly owned or leased are included in our Consolidated Communities segment.

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

2012 Developments

Overview

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

Santa Monica and Connecticut Avenue

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

Simultaneously, with the closing of the transaction, we entered into a new loan with Prudential Insurance Company of America to pool Santa Monica with Connecticut Avenue, and senior debt financed the two assets. The principal amount of the new loan in the aggregate is $55.0 million with an interest rate of 4.66%. It is a seven year loan that matures on March 1, 2019. The proceeds of the new loan were used (i) to pay off $27.8 million of debt on Connecticut Avenue; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

Asset Transfer from Master MetSun Two, LP and Master MetSun Three, LP

On March 20, 2012, two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration. The transferred venture subsidiaries indirectly own five senior living facilities and one land parcel (the “Facilities”). Prior to the transfer, we had a 20% indirect ownership interest in the Facilities. As a result of the transfer, the Facilities are now 100% indirectly owned by us and are consolidated in our financial results commencing March 20, 2012.

The Facilities are currently encumbered by approximately $119.7 million of existing Facility level mortgage debt which is consolidated in our financial results commencing March 20, 2012. This mortgage debt is non-recourse to us with respect to principal repayment, and no new obligations will be required by the mortgage lenders as a result of the transfer. The Facilities are separated into two loan pools, with one lender financing a pool of three Facilities (“Pool A”) and another lender financing a pool of two Facilities plus the land parcel (“Pool B”). The Pool A mortgage debt had an outstanding balance of approximately $62.5 million as of March 31, 2012, and a weighted average interest rate of 5.0%. The Pool A mortgage debt is currently under maturity default, but the lender has agreed to a forbearance that effectively extends the term of the loan through January 2013 and imposes a cash sweep on the Facilities net of a working capital reserve. The Pool B mortgage debt had an outstanding balance of approximately $57.2 million as of March 31, 2012, and a weighted average interest rate of 6.5%. The Pool B mortgage debt has an initial maturity date of October 2012, but does contain an extension provision, subject to the properties meeting certain conditions. We were, prior to the transfer, and continue to be obligated to the lender on an operating deficit guarantee with respect to the Pool B mortgage debt.

Land Sale

In April 2012, we closed on the sale of a land parcel held within the liquidating trust (refer to Note 7). The proceeds from the sale of $1.5 million were applied towards the liquidating trust note. We also paid an additional $0.3 million and reduced our guarantee on the note to $24.4 million.

Sale of Venture Interest in 16 Communities

On May 1, 2012, the subsidiaries of ventures between an institutional investor and us sold 16 communities to Ventas Inc. for a purchase price of approximately $362 million. We received approximately $28 million of cash at closing. We are remaining the manager of the 16 communities under the pre-existing terms relating to management fees and contract length, which range from 18 to 27 years.

Paydown of Credit Facility

On April 27, 2012, we paid down by $10.0 million the outstanding draws against our Credit Facility. The outstanding balance of the Credit Facility after the payment was $29.0 million.

Results of Operations

Our results of operations for each of the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,		Variance 2012 vs. 2011	Percent Change 2012 vs. 2011	Favorable/ (Unfavorable)

(In thousands)	2012	2011
	(Unaudited)
Operating revenue:
Management fees	$24,315	$24,214	$101	0.4%	F
Resident fees for consolidated communities	129,156	102,299	26,857	26.3%	F
Ancillary fees	7,926	7,597	329	4.3%	F
Professional fees from development, marketing and other	200	323	(123)	38.1%	U
Reimbursed costs incurred on behalf of managed communities	174,073	185,865	(11,792)	6.3%	U

Total operating revenue	335,670	320,298	15,372	4.8%	F

Operating expenses:
Community expense for consolidated communities	91,547	74,489	17,058	22.9%	U
Community lease expense	19,236	18,697	539	2.9%	U
Depreciation and amortization	10,758	7,330	3,428	46.8%	U
Ancillary expenses	7,458	7,004	454	6.5%	U
General and administrative	28,641	32,389	(3,748)	11.6%	F
Carrying costs of liquidating trust assets	583	407	176	43.2%	U
Provision for doubtful accounts	762	1,442	(680)	47.2%	F
Impairment of long-lived assets	555	0	555	N/A	U
Costs incurred on behalf of managed communities	174,495	186,384	(11,889)	6.4%	F

Total operating expenses	334,035	328,142	5,893	1.8%	U

Income (loss) from operations	1,635	(7,844)	9,479	NM	F
Other non-operating income (expense):
Interest income	230	840	(610)	72.6%	U
Interest expense	(7,807)	(1,347)	(6,460)	479.6%	U
Gain on fair value resulting from business combinations, including pre-existing investments	7,066	0	7,066	N/A	F
Other income	632	933	(301)	32.3%	U

Total other non-operating income	121	426	(305)	71.6%	U
Gain on the sale and development of real estate and equity interests	1,058	492	566	115.0%	F
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	3,461	(7,689)	11,150	NM	F
Loss from investments accounted for under the profit sharing method	(3,520)	(3,024)	(496)	16.4%	F

Income (loss) before provision for income taxes and discontinued operations	2,755	(17,639)	20,394	NM	F
Provision for income taxes	(580)	(730)	150	20.5%	F

Income (loss) before discontinued operations	2,175	(18,369)	20,544	NM	F
Discontinued operations, net of tax	419	1,125	(706)	62.8%	U

Net income (loss) attributable to common shareholders	2,594	(17,244)	19,838	NM	F
Less: Net income attributable to noncontrolling interests	(556)	(461)	(95)	20.6%	U

Net income (loss) attributable to common shareholders	$2,038	$(17,705)	$19,743	NM	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	Three Months Ended March 31, 2012
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$20,408	$0	$3,907	$0	$24,315
Resident fees for consolidated communities	17,041	112,115	0	0	129,156
Ancillary fees	7,926	0	0	0	7,926
Professional fees from development, marketing and other	0	0	53	147	200
Reimbursed costs incurred on behalf of managed communities	172,680	0	1,393	0	174,073

Total operating revenues	218,055	112,115	5,353	147	335,670
Operating expenses:
Community expense for consolidated communities	10,639	80,908	0	0	91,547
Community lease expense	4,596	14,640	0	0	19,236
Depreciation and amortization	1,221	8,197	0	1,340	10,758
Ancillary expenses	7,458	0	0	0	7,458
General and administrative	0	0	3,183	25,458	28,641
Carrying costs of liquidating trust assets	0	0	0	583	583
Provision for doubtful accounts	339	398	0	25	762
Impairment of long-lived assets	0	0	0	555	555
Costs incurred on behalf of managed communities	173,071	0	1,424	0	174,495

Total operating expenses	197,324	104,143	4,607	27,961	334,035

Income (loss) from operations	$20,731	$7,972	$746	$(27,814)	$1,635

	Three Months Ended March 31, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$20,750	$0	$3,464	$0	$24,214
Resident fees for consolidated communities	15,687	86,612	0	0	102,299
Ancillary fees	7,597	0	0	0	7,597
Professional fees from development, marketing and other	0	0	73	250	323
Reimbursed costs incurred on behalf of managed communities	183,920	0	1,945	0	185,865

Total operating revenues	227,954	86,612	5,482	250	320,298
Operating expenses:
Community expense for consolidated communities	9,907	64,582	0	0	74,489
Community lease expense	3,952	14,745	0	0	18,697
Depreciation and amortization	635	4,308	0	2,387	7,330
Ancillary expenses	7,004	0	0	0	7,004
General and administrative	0	0	2,776	29,613	32,389
Carrying costs of liquidating trust assets	0	0	0	407	407
Provision for doubtful accounts	550	135	0	757	1,442
Costs incurred on behalf of managed communities	184,405	0	1,979	0	186,384

Total operating expenses	206,453	83,770	4,755	33,164	328,142

Income (loss) from operations	$21,501	$2,842	$727	$(32,914)	$(7,844)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Operating Revenue

Management fees

Management fees were $24.3 million in the first quarter of 2012 compared to $24.2 million in the first quarter of 2011, an increase of $0.1 million or 0.4%.

North American Management variance

•	$0.9 million increase as a result of contractual management fee increases for one of our venture partners;

•	$0.4 million increase from stabilized communities;

•	$0.4 million increase from incentive management fees;

•	$1.5 million decrease as a result of purchases of majority interests in 21 communities formerly held in ventures which are now consolidated;

•	$0.4 million decrease as a result of terminated management contracts.

United Kingdom Management variance

•	$0.2 million increase from stabilized communities in the U.K;

•	$0.1 million increase in incentive management fees;

•	$0.1 million increase related to continued lease-up in certain communities.

Resident fees for consolidated communities

Resident fees for consolidated communities were $129.2 million in the first quarter of 2012 compared to $102.3 million in the first quarter of 2011, an increase of $26.9 million or 26.3%.

Consolidated Communities variance

•	$21.9 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$1.1 million increase due to higher average occupancy;

•	$0.9 million increase as a result of the March 2012 asset transfers from two ventures of five communities which are now consolidated;

•	$0.7 million increase from three Canadian communities;

•	$0.6 million increase as a result of the February 2012 purchase of our partner’s 85% interest in a venture owning one community;

•	$0.4 million increase from increases in average daily rates;

North American Management variance

•	$1.3 million increase as a result of six communities in a venture whose operations are now consolidated effective January 2011.

Ancillary fees

Ancillary fees, which are included in our North American Management segment, were $7.9 million in the first quarter of 2012 compared to $7.6 million in the first quarter of 2011, a increase of $0.3 million or 3.9%.

The increase in ancillary revenue is primarily attributable to an increase of $0.7 million from higher care service fees from our New York health care properties partially offset by a $0.3 million decrease from the leasing of the six communities in a venture whose operations are now consolidated effective January 2011.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.2 million in the first quarter of 2012 compared to $0.3 million in the first quarter of 2012.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $174.1 million in the first quarter of 2012 compared to $185.9 million in the first quarter of 2011.

North American Management variance

•	$11.2 million decrease due to 29 fewer communities being managed in 2012;

United Kingdom Management variance

•	$0.6 million decrease due to the types of costs being incurred.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $91.5 million in the first quarter of 2012 compared to $74.5 million in the first quarter of 2011, an increase of $17.0 million or 22.8%.

Consolidated Communities variance

•	$13.6 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•	$1.8 million increase from overall higher expenses in existing communities;

•	$1.0 million increase from communities acquired from ventures and consolidated;

North American Management variance

•	$0.7 million increase as a result of six communities leased from a venture whose operations are now consolidated effective January 2011.

Community lease expense

Community lease expense increased $0.5 million from $18.7 million in the first quarter of 2011 to $19.2 million in the first quarter of 2012. This increase in lease expense relates primarily to the six communities leased from a venture whose operations are now consolidated effective January 2011 (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $10.8 million in the first quarter of 2012 and $7.3 million in the first quarter of 2011, an increase of $3.5 million or 47.9%.

Consolidated Communities variance

•	$3.9 million increase associated with the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

North American Management variance

•	$0.6 million increase was primarily related to the accelerated amortization of a management contract due to termination ;

Corporate variance

•	$1.0 million decrease was primarily related to certain computer hardware and software becoming fully depreciated.

Ancillary expenses

Ancillary expenses, which is included in our North American Management segment, were $7.5 million in the first quarter of 2012 compared to $7.0 million in the first quarter of 2011, an increase of $0.5 million or 7.1%.

The increase in ancillary expenses is primarily attributable to an increase of $0.8 million from higher care service fees from our New York health care properties partially offset by a $0.3 million decrease from the leasing of the six communities in a venture whose operations are now consolidated effective January 2011.

General and administrative

General and administrative expense was $28.6 million in the first quarter of 2012 compared to $32.4 million in the first quarter of 2011, a decrease of $3.8 million or 11.7%.

Corporate variance

•	$4.0 million decrease in salaries and bonuses;

•	$3.2 million decrease in severance expense;

•	$0.3 million decrease in costs related to general corporate expense including travel, training and other general office expenses;

•	$3.0 million increase due to the accrual of a loss contingency reserve;

•	$0.4 million increase in stock compensation expense;

United Kingdom variance

•	$0.4 million increase primarily related to higher allocated costs.

Carrying costs of liquidating trust assets

Carrying costs of liquidating trust assets were $0.6 million and $0.4 million in the first quarter of 2012 and 2011, respectively. The $0.2 million increase in 2012 was related to increased maintenance costs.

Provision for doubtful accounts

The provision for doubtful accounts was $0.8 million in the first quarter of 2012 compared to $1.4 million in the first quarter of 2011. The decrease of $0.6 million or 42.9% was primarily due to a write off of a land deposit in 2011 and decreases in reserves related to advances to ventures in 2012.

Impairment of long-lived assets

Impairment of long-lived assets was $0.6 million in the first quarter of 2012 primarily related to a land parcel.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $174.5 million in the first quarter of 2012 compared to $186.4 million in the first quarter of 2011.

North American Management variance

•	$11.2 million decrease due to 29 fewer communities being managed in 2012;

United Kingdom Management variance

•	$0.6 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating Income

Total other non-operating income was $0.1 million and $0.4 million for the first quarter of 2012 and 2011, respectively. The decrease in other non-operating income was primarily due to:

•	$0.6 million decrease in interest income;

•	$6.5 million increase in interest expense primarily due to the issuance of junior subordinated convertible notes in April 2011 the ALUS debt assumed in June 2011, draws on the Credit Facility and the debt related to 2012 acquisition transactions;

•	$7.1 million increase in gain on fair value from a business combination related to the Santa Monica and Master MetSun 2 and 3 transactions;

•	$0.1 million decrease in net foreign exchange losses detailed in the following table (in millions):

	Three Months Ended March 31,
	2012	2011
Canadian Dollar	$1.0	$1.3
British Pound	(0.2)	(0.3)
Euro	0.0	(0.1)

Total	$0.8	$0.9

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $1.1 million and $0.5 million for the first quarter of 2012 and 2011. The gains in 2012 and 2011 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

	Three Months Ended March 31,
(in millions)	2012	2011
Sunrise’s share of earnings (losses) in unconsolidated communities	$0.1	$(6.8)
Return on investment in unconsolidated communities	3.4	1.1
Impairment of investment	0.0	(2.0)

	$3.5	$(7.7)

The increase in our share of earnings in unconsolidated communities of $6.9 million was primarily due to a $5.0 million decrease in our share of losses from one of our ventures which incurred recapitalization and transaction costs in 2011 when we increased our ownership percentage. We also had smaller operating losses from our ventures, of which $1.6 million related to our communities in the U.K.

Distributions from investments where the equity method has been suspended were $2.3 million higher in 2012 than 2011.

In 2011, we considered our equity investment in one of our ventures to be impaired, based on economic challenges and defaults under the venture’s construction loan agreements, and wrote down the equity investment by $2.0 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $3.5 million and $3.0 million for the first quarter of 2012 and 2011, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $0.6 million and $0.7 million for the first quarter of 2012 and 2011, respectively. Our effective tax rate from continuing operations was 21.1% and (4.1)% for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Income from discontinued operations was $0.4 million and $1.1 million for the first quarter of 2012 and 2011, respectively. Discontinued operations consists of sales of businesses and communities prior to 2012.

Liquidity and Capital Resources

Overview

We had $47.2 million and $49.5 million of unrestricted cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we have $39.0 million of draws and $10.2 million of letters of credit outstanding against our Credit Facility. On April 27, 2012, we paid down by $10.0 million the outstanding draws against our Credit Facility.

In October 2012, our German restructure note will mature and we may be required to pay under the guarantee if we are unable to sell the mortgaged assets (see German Restructure Notes below). As of March 31, 2012, the amount of this guarantee is $26.3 million. Since 2010 through 2012, we sold or intend to sell certain communities and land parcels that are held as collateral for the German lenders (the “liquidating trust” more fully described under “Debt – Germany Restructure Notes” below). We have one closed community and nine land parcels as of March 31, 2012 remaining to sell in the liquidating trust which are reflected in our consolidated balance sheets in “Assets held in the liquidating trust”. To the extent we are unable to sell all of these assets at their estimated value by October 2012, we may be required to fund the remaining minimum payment under the guarantee which was $26.3 million as of

March 31, 2012. Based on our estimate of likely property sales by October 2012, we believe that we may be required to fund at least $10 million under the guarantee. We believe that our operations, available cash and asset sales will generate sufficient cash to meet any such obligation.

Debt

At March 31, 2012 and December 31, 2011, we had $737.9 million and $593.7 million, respectively, of outstanding debt with a weighted average interest rate of 4.48% and 4.12%, respectively, as follows (in thousands):

	March 31, 2012	December 31, 2011
AL US debt (1)	$331,731	$334,567
MetSun communities (2)	119,668	0
Community mortgages	122,895	94,641
Liquidating trust notes	26,255	26,255
Convertible subordinated notes	86,250	86,250
Credit facility	39,000	39,000
Other	4,317	4,903
Variable interest entity	21,385	21,770

Total principal amount of debt	751,501	607,386
Less: Discount on loans assumed at fair value	(13,602)	(13,721)

	$737,899	$593,665

(1)	The carrying value amount of the debt at March 31, 2012 was $320.6 million.
(2)	The carrying value amount of the debt at March 31, 2012 was $118.2 million.

Of the outstanding debt at March 31, 2012, we had $204.3 million of fixed-rate debt with a weighted average interest rate of 4.92% and $533.6 million of variable rate debt with a weighted average interest rate of 4.31%. Consolidated debt of $63.0 million was in default as of March 31, 2012, the majority ($61.7 million) of which was assumed in connection with the asset transfer from the Master MetSun transaction (see below). We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at March 31, 2012 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Note	Convertible Subordinated Notes	Other	Total
Default	$62,478	$1,365	$0	$0	$0	$63,843
2nd Qtr. 2012	0	0	0	0	360	360
3rd Qtr. 2012	0	390	0	0	360	750
4th Qtr. 2012	57,401	0	26,255	0	719	84,375
2013	21,894	810	0	0	2,158	24,862
Thereafter	432,521	18,820	0	86,250	39,720	577,311

	574,294	21,385	26,255	86,250	43,317	751,501
Discount on loans assumed at fair value	(12,579)	0	0	0	(1,023)	(13,602)

	$561,715	$21,385	$26,255	$86,250	$42,294	$737,899

Santa Monica and Connecticut Avenue Debt

Simultaneously, with the closing of the transaction in February 2012, we entered into a new loan with Prudential Insurance Company of America to pool Santa Monica with Connecticut Avenue, and senior debt financed the two assets. The principal amount of the new loan in the aggregate is $55.0 million with an interest rate of 4.66%. It is a seven year loan that matures on March 5, 2019. The proceeds of the new loan were used (i) to pay off $27.8 million of debt on Connecticut Avenue; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

Debt Transfer from Master MetSun Two, L.P. and Master MetSun Three, L.P.

In March 2012, we acquired five communities that are currently encumbered by approximately $119.7 million of existing Facility level mortgage debt which is consolidated in our financial results commencing March 20, 2012. This mortgage debt is non-recourse to us with respect to principal repayment, and no new obligations will be required by the mortgage lenders as a result of the transfer. The communities are separated into two loan pools, with one lender financing a pool of three communities (“Pool A”) and another lender financing a pool of two communities plus a land parcel (“Pool B”). The Pool A mortgage debt had an outstanding balance of approximately $62.5 million as of March 31, 2012, and a weighted average interest rate of 5.0%. The Pool A mortgage debt is currently under maturity default, but the lender has agreed to a forbearance that effectively extends the term of the loan through January 2013 and imposes a cash sweep on the communities net of a working capital reserve. The Pool B mortgage debt had an outstanding balance of approximately $57.2 million as of March 31, 2012, and a weighted average interest rate of 6.5%. The Pool B mortgage debt has an initial maturity date of October 2012, but does contain an extension provision, subject to the properties meeting certain conditions. We were, prior to the transfer, and continue to be obligated to the lender on an operating deficit guarantee with respect to the Pool B mortgage debt.

Canadian Debt

The loan on three communities in Canada matured in April 2011. In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee 42 months from the modification date; (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities. The loan balance was $46.9 million as of March 31, 2012.

AL US Debt

In June 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million in connection with the purchase transaction. Immediately following the closing of the transaction, we entered into an amendment to the loan. The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default under the loan occurs; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type. We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of March 31, 2012 was $320.6 million and the face amount was $331.7 million.

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

Germany Restructure Notes

We previously owned nine communities in Germany which were subject to substantial debt. During 2010 and 2009, we restructured or paid a significant portion of the debt. As part of the restructuring, we granted mortgages for the benefit of certain lenders on certain of our unencumbered North American properties (the “liquidating trust”).

In April 2010, we executed the definitive documentation with the lenders party to the restructuring agreements. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold 10 North American properties in the liquidating trust for gross proceeds of approximately $26.7 million with an aggregate appraised value of $33.2 million through March 31, 2012. As of March 31, 2012, the electing lenders have received net proceeds of $23.4 million as a result of sales from the liquidating trust.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of March 31, 2012, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, is subject to our minimum payment guarantee. The balance as of March 31, 2012 was $26.3 million, which represents our minimum payment guarantee at that date.

In April 2010, we entered into a settlement agreement with another lender who was not party to the restructuring agreement mentioned above of one of our German communities. The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of March 31, 2012 was $3.3 million.

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

The Credit Facility requires us to meet several covenants which include:

•	Maximum corporate leverage ratio of 5.25 to 1.0;

•	Minimum corporate fixed charge coverage ratio of 1.25 to 1.0 in 2012 and 1.45 to 1.0 in 2013 and thereafter;

•	Minimum liquidity of $15.0 million;

•	Minimum collateral loan to value of 75%; and

•	Maximum permitted development obligations of $60.0 million per year.

In addition to the covenants stated above, the Credit Facility also contains various covenants and events of default which could trigger early repayment obligations and early termination of the lenders’ commitment obligations. Events of default include, among others: nonpayment, failure to perform certain covenants beyond a cure period, incorrect or misleading representations or warranties, cross-default to any recourse indebtedness of ours in an aggregate amount outstanding in excess of $30.0 million, and a change of control. Our ability to borrow under the Credit Facility is subject to these covenants.

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

As of March 31, 2012, there were $39.0 million of draws against the Credit Facility and $10.2 million in letters of credit outstanding. The weighted average interest rate on the outstanding draws was 5.25% for the three months ended March 31, 2012. We have no borrowing availability under the Credit Facility at March 31, 2012.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.4 billion with near-term scheduled debt maturities of $0.3 billion for the remainder of 2012, and there is $0.8 billion of debt that is in default as of March 31, 2012. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.5 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One of the venture mortgage loans described above is in default at March 31, 2012 due to a violation of certain loan covenants. The mortgage loan balance was $0.6 billion as of March 31, 2012. The loan is collateralized by 15 communities owned by the venture located in the United Kingdom. The lender has rights which include foreclosure on the communities and/or termination of our management agreements. The venture is in discussions with the lender regarding the possibility of entering into a loan modification. During 2011, we recognized $9.0 million in management fees from this venture and $2.4 million for the three months ended March 31, 2012. Our United Kingdom Management segment reported $1.6 million in income from operations in 2011 and $0.7 million for the first quarter of 2012. Our investment balance in this venture was zero at March 31, 2012.

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living component with each component owned by a different venture. In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at March 31, 2011 was $16.7 million for the two ventures. We recorded losses of $3.5 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively.

We are obligated to our partner and the lender on the assisted living venture to fund future operating shortfalls. We are also obligated to our partner on the condominium venture to fund operating shortfalls. We have funded $8.3 million under the guarantees through March 31, 2012, of which $0.2 million (on the assisted living venture) was funded in 2012. In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.

The depressed condominium real estate market in the Washington D.C. area has resulted in lower sales and pricing than forecasted and we believe the partners have no remaining equity in the condominium project. Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls.

As of March 31, 2012, loans of $117.0 million for the residential condominium venture and $29.7 million for the assisted living venture are both in default. We have accrued $4.2 million in default interest relating to these loans. In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to foreclose on the assets of the residential condominium venture. We are still in discussion with the lender for the assisted living venture regarding the default on the loan. We have no basis in the assets.

Off-Balance Sheet Arrangements

We have had no material changes in our off-balance sheet arrangements since December 31, 2011.

Guarantees

Refer to Note 11, Commitments and Contingencies, for a discussion of guarantees outstanding at March 31, 2012.

Cash Flows

Net cash provided by (used in) operating activities was $8.5 million and $(18.5) million for the three months ended March 31, 2012 and 2011, respectively, an increase of $27.0 million. This change in cash provided by operations was primarily due to higher net income, net of adjusting items, of $11.1 million and a decrease of cash used in working capital of $14.1 million.

Net cash (used in) provided by investing activities was $(33.6) million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $36.3 million. The change in cash used in investing activities was primarily due to the acquisition of Santa Monica of $29.2 million, a decrease in cash provided by discontinued operations of $5.8 million and an increase in restricted cash of $3.3 million.

Net cash provided by (used in) financing activities was $22.8 million and $(9.5) million for the three months ended March 31, 2012 and 2011, respectively, an increase of $32.3 million. This change was primarily due to increased borrowings of $55.0 million associated with acquisitions partially offset by increased repayments of debt of $21.5 million, decreased stock options exercises of $0.7 million and an increase in financing costs paid of $0.7 million.

Amendments to the Accounting Standards Codification

Refer to Note 2, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2011 Annual Report on Form 10-K. Since the date of our 2011 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk has not materially changed since December 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to all timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding pending and resolved or settled legal proceedings is contained in the “Legal Proceedings” subsection of Note 11 to the condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares of Common Stock

Our repurchases of shares of our common stock for the three months ended March 31, 2012 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1 – January 31, 2012	0	$0.00	0	0
February 1 – February 29, 2012	0	$0.00	0	0
March 1 – March 31, 2012	24,772	$3.19	0	0

Total	24,772	$3.19	0	0

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory withholding taxes owed upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May 2012.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer

INDEX OF EXHIBITS

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

10.1	Transfer Agreement by and among Master MetSun Two, LP, a Delaware limited partnership, as transferor; Sun IV LLC, as Transferee; Metropolitan Connecticut Properties Ventures, LLC, a Delaware limited liability company; Metlife Insurance Company of Connecticut, a Connecticut corporation; and the “Sunrise Parties”, as defined; dated March 7, 2012.*	N/A	N/A	N/A

10.2	Transfer Agreement by and among Master MetSun Three, LP, a Delaware limited partnership, as transferor; Sun IV LLC, as Transferee; Metlife Properties Ventures, LLC, a Delaware limited liability company; Metropolitan Life Insurance Company, a New York corporation; and the “Sunrise Parties”, as defined; dated March 7, 2012.*	N/A	N/A	N/A

10.3	Description of 2012 Annual Incentive Plan for Executive Officers.+	8-K	March 20, 2012	Description contained in Form 8-K

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

101.INS	XBRL Instance Document	Furnished with this report

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report

101.CAL	XBRL Taxonomy Calculation Document Linkbase Document	Submitted electronically with this report

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

*	Filed herewith.
+	Represents management contract or compensatory plan or arrangement.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, respectively; (ii) the Consolidated Balance Sheets at March 31, 2012, and December 31, 2011; and (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, respectively, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.