Form 10-Q
period 2012-06-30
SUNRISE SENIOR LIVING INC
filed 2012-08-02
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 58,250,839 shares of the Registrant’s common stock outstanding at July 20, 2012.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except per share and share amounts)	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,773	$49,549
Accounts receivable, net	38,869	38,251
Income taxes receivable	1,118	2,287
Due from unconsolidated communities	10,735	17,926
Deferred income taxes, net	21,230	19,912
Restricted cash	50,734	47,873
Assets held for sale	6,386	1,025
Prepaid expenses and other current assets	7,294	12,290
Total current assets	191,139	189,113
Property and equipment, net	555,149	624,585
Intangible assets, net	35,602	38,726
Investments in unconsolidated communities including accounted for under the profit-sharing method	42,548	42,925
Restricted cash	184,732	183,622
Restricted investments in marketable securities	2,661	2,479
Assets held in the liquidating trust	21,511	23,649
Other assets, net	10,853	13,269
Total assets	$1,044,195	$1,118,368

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$24,595	$77,861
Outstanding draws on bank credit facility	0	39,000
Liquidating trust notes, at fair value	24,161	26,255
Accounts payable and accrued expenses	128,448	134,157
Due to unconsolidated communities	253	404
Deferred revenue	10,628	11,804
Entrance fees	18,655	19,618
Self-insurance liabilities	43,443	42,004
Total current liabilities	250,183	351,103
Debt, less current maturities	471,318	450,549
Investments accounted for under the profit-sharing method	11,779	12,209
Self-insurance liabilities	40,326	43,611
Deferred gains on the sale of real estate and deferred revenues	0	8,184
Deferred income tax liabilities	21,230	19,912
Interest rate swap	20,611	21,359
Other long-term liabilities, net	110,197	109,548
Total liabilities	925,644	1,016,475
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value, 120,000,000 shares authorized, 58,250,839 and 57,640,010 shares issued and outstanding, net of 651,653 and 509,577 treasury shares, at June 30, 2012 and December 31, 2011, respectively	583	576
Additional paid-in capital	492,311	487,277
Retained loss	(373,666)	(385,294)
Accumulated other comprehensive loss	(6,622)	(5,932)
Total stockholders’ equity	112,606	96,627
Noncontrolling interests	5,945	5,266
Total equity	118,551	101,893
Total liabilities and equity	$1,044,195	$1,118,368

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Operating revenue:
Management fees	$25,340	$24,400	$49,655	$48,614
Buyout fee	250	0	250	0
Resident fees for consolidated communities	135,699	110,683	264,855	212,982
Ancillary fees	8,368	7,513	16,294	15,110
Professional fees from development, marketing and other	278	522	478	845
Reimbursed costs incurred on behalf of managed communities	167,808	178,265	341,881	364,130
Total operating revenues	337,743	321,383	673,413	641,681
Operating expenses:
Community expense for consolidated communities	96,252	78,722	187,799	153,211
Community lease expense	19,187	19,108	38,423	37,805
Depreciation and amortization	11,464	8,694	22,222	16,024
Ancillary expenses	7,681	6,968	15,139	13,972
General and administrative	25,227	27,564	53,868	59,953
Carrying costs of liquidating trust assets and idle land	707	635	1,290	1,042
Provision for doubtful accounts	1,235	82	1,997	1,524
Impairment of long-lived assets	16,308	5,355	16,863	5,355
Gain on financial guarantees and other contracts	0	(12)	0	(12)
Costs incurred on behalf of managed communities	167,179	179,294	341,674	365,678
Total operating expenses	345,240	326,410	679,275	654,552
Loss from operations	(7,497)	(5,027)	(5,862)	(12,871)
Other non-operating income (expense):
Interest income	374	323	604	1,163
Interest expense	(8,682)	(4,654)	(16,489)	(6,164)
Gain on fair value resulting from business combinations	404	11,250	7,470	11,250
Other expense	(721)	(961)	(89)	(28)
Gain on fair value of liquidating trust note	0	88	0	88
Total other non-operating (expense) income	(8,625)	6,046	(8,504)	6,309
Gain on the sale and development of real estate and equity interests	3,399	2,598	4,457	3,090
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	25,088	931	28,549	(6,758)
Loss from investments accounted for under the profit-sharing method	(1,151)	(1,740)	(4,671)	(4,764)
Income (loss) before provision for income taxes and discontinued operations	11,214	2,808	13,969	(14,994)
Provision for income taxes	(715)	(773)	(1,295)	(1,503)
Income (loss) before discontinued operations	10,499	2,035	12,674	(16,497)
Discontinued operations, net of tax	(75)	(217)	344	1,071
Net income (loss)	10,424	1,818	13,018	(15,426)
Less: Income attributable to noncontrolling interests, net of tax	(834)	(540)	(1,390)	(1,001)
Net income (loss) attributable to common shareholders	$9,590	$1,278	$11,628	$(16,427)

Earnings per share data:
Basic net income (loss) per common share
Income (loss) before discontinued operations	$0.17	$0.02	$0.19	$(0.31)
Discontinued operations, net of tax	0.00	0.00	0.01	0.02
Net income (loss)	$0.17	$0.02	$0.20	$(0.29)

Diluted net income (loss) per common share
Income (loss) before discontinued operations	$0.16	$0.02	$0.19	$(0.31)
Discontinued operations, net of tax	0.00	0.00	0.01	0.02
Net income (loss)	$0.16	$0.02	$0.20	$(0.29)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income (loss)	$10,424	$1,818	$13,018	$(15,426)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,145	133	45	(1,121)
Equity interest in investee’s other comprehensive (loss) income	(442)	(238)	220	627
Unrealized (loss) gain on investments	(61)	(6)	120	62
Unrealized losses on interest rate swap
Unrealized holding losses arising during the period	(1,967)	(2,181)	(3,033)	(2,181)
Less: Reclassification for losses included in income	987	325	1,958	325
Unrealized losses on interest rate swap, net	(980)	(1,856)	(1,075)	(1,856)
Comprehensive income (loss)	10,086	(149)	12,328	(17,714)
Less: Comprehensive loss (income) attributable to noncontrolling interest	61	6	(120)	(62)
Comprehensive income (loss) attributable to common shareholders	$10,147	$(143)	$12,208	$(17,776)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In thousands)	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$13,018	$(15,426)
Less: Net income from discontinued operations	(344)	(1,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale and development of real estate and equity interests	(4,457)	(3,090)
Gain on fair value of liquidating trust notes	0	(88)
Loss from investments accounted for under the profit-sharing method	4,671	4,764
Gain on fair value resulting from business combinations, including pre-existing investments	(7,470)	(11,250)
Sunrise’s share of (earnings) loss and return on investment in unconsolidated communities	(28,549)	6,758
Distributions of earnings from unconsolidated communities	28,101	5,613
Gain on financial guarantees and other contracts	0	(12)
Provision for doubtful accounts	1,997	1,524
Depreciation and amortization	22,222	16,024
Amortization of financing costs, debt discount and guarantee liabilities	3,281	1,090
Impairment of long-lived assets	16,863	5,355
Stock-based compensation	4,793	3,666
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,689)	745
Due from unconsolidated communities	7,762	(251)
Prepaid expenses and other current assets	1,508	2,043
Captive insurance restricted cash	(141)	2,174
Other assets	1,393	1,736
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	(4,926)	(18,883)
Entrance fees	(963)	(892)
Self-insurance liabilities	(1,708)	(3,122)
Deferred gains on the sale of real estate and deferred revenues	(861)	(1,795)
Net cash used in discontinued operations	(98)	(978)
Net cash provided by (used in) operating activities	53,403	(5,366)
Investing activities
Capital expenditures	(3,708)	(4,877)
Net proceeds for/from advances from investment accounted for under the profit-sharing method	(5,143)	(101)
Acquisition of communities, net of cash acquired	(29,188)	(45,292)
Dispositions of assets	137,206	3,840
Change in restricted cash	(5,073)	1,153
Investments in unconsolidated communities	(1,243)	(3,389)
Net cash provided by discontinued operations	366	5,890
Net cash provided by (used in) investing activities	93,217	(42,776)
Financing activities
Net proceeds from exercised options	717	1,364
Issuance of junior subordinated convertible debt	0	86,250
Additional borrowings of debt	55,125	0
Repayment of credit facility	(39,000)	0
Repayment of debt	(154,529)	(27,637)
Repayment of liquidating trust notes	(2,094)	(8,330)
Financing costs paid	(904)	(4,232)
Distributions to noncontrolling interests	(711)	(867)
Net cash (used in) provided by financing activities	(141,396)	46,548
Net increase (decrease) in cash and cash equivalents	5,224	(1,594)
Cash and cash equivalents at beginning of period	49,549	66,720
Cash and cash equivalents at end of period	$54,773	$65,126

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six months ended June 30, 2012 and 2011 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K, as amended on March 15, 2012.  Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  We have reclassified certain amounts to conform with the current period presentation.

2.  Amendments to the Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) in 2011.

ASU 2011-10, Property, Plant and Equipment (Topic 360), Derecognition of in Substance Real Estate — a Scope Clarification, requires when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance of Subtopic 360-20 to determine whether it should derecognize the in substance real estate.  Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt and results of the subsidiary’s operations in its consolidated financial statements until legal title of the real estate is transferred to legally satisfy the debt.  ASU 2011-10 is effective for us January 1, 2013 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following ASU was issued in 2012.

ASU 2012-01, Health Care Entities (Topic 954), Continuing Care Retirement Communities — Refundable Advance Fees, was developed with the objective of clarifying how refundable advance fees received by continuing care retirement communities should be reflected in financial statements.  The amendments to Topic 954 affect continuing care retirement communities that have resident contracts providing for a payment of a refundable advance fee upon reoccupancy of a unit by a subsequent resident.  Continuing care retirement communities should classify an advance fee as deferred revenue when there is a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy.  Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability.  ASU 2012-01 is effective for us January 1, 2013 and we are evaluating its impact on our consolidated financial position, results of operations or cash flows.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Interest Rate Swap

In connection with our purchase of our partner’s interest in AL US Development Venture, LLC (“AL US”) in 2011, we assumed the mortgage debt and an interest rate swap.  We then entered into a new interest rate swap arrangement that extended the term of the existing interest rate swap to be coterminous with the maturity extension of the mortgage debt (extended from June 2012 to June 2015).  We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the one-month LIBOR rate.  As a result, we will pay a fixed rate of 3.2% plus the applicable spread of 175 basis points as opposed to a floating rate equal to the one-month LIBOR rate plus the applicable spread of 175 basis points on a notional amount of $259.4 million through the maturity date of the loan.  The agreement includes a credit-risk-related contingency feature whereby the derivative counterparty has incorporated the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty.  The failure to comply with the loan covenant provisions would result in being in default on any derivative instrument obligations covered by the agreement.  We have not posted any collateral related to this agreement.  As of June 30, 2012, the derivative is in a liability position and has a fair value of $20.6 million.  If we had breached any of these loan covenant provisions at June 30, 2012, we could have been required to settle our obligations under the agreement at their termination value of approximately $21.1 million. The difference between the fair value liability and the termination liability represents an adjustment for accrued interest.

We have designated the derivative as a cash flow hedge.  The derivative value is based on the prevailing market yield curve on the date of measurement.  We also consider Sunrise’s credit risk in the calculation of the fair value of the swap.  We evaluate the hedge effectiveness of the derivative both at inception and on an on-going basis.  For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $3.8 million of losses, which are included in accumulated other comprehensive (loss) income (“AOCI”), are expected to be reclassified into earnings in the next 12 months as an increase to interest expense.

The following table details the fair market value as of June 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Liabilities	2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$20,611	$0	$20,611	$0

The following table details the impact of the derivative instrument on the consolidated statements of operations and other comprehensive income (loss) for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2012	2011	2012	2011
Loss on interest rate swap recognized in OCI	OCI	$(1,967)	$(2,181)	$(3,033)	$(2,181)
Loss reclassified from AOCI into income (effective portion)	Interest expense	(987)	(325)	(1,958)	(325)
Loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other expense	(32)	(303)	(84)	(303)

Restricted Investments in Marketable Securities

The following table details the restricted investments in marketable securities measured at fair value as of June 30, 2012 (in thousands):

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Assets	2012	(Level 1)	(Level 2)	(Level 3)
Restricted investments in marketable securities	$2,661	$2,661	$0	$0

The restricted investments in marketable securities relate to a consolidated entity in which we have control but no ownership interest.  We consolidate this entity as we are the primary beneficiary.

Assets Held for Sale, Assets Held and Used and Liquidating Trust Assets

The following table details the assets held for sale and assets held and used that were impaired in 2012, excluding impairment charges of $1.3 million on sold assets (in thousands):

		Active Markets for	Observable	Unobservable	Total
	June 30,	Identical Assets	Inputs	Inputs	Impairment
Assets	2012	(Level 1)	(Level 2)	(Level 3)	Losses
Assets held for sale	$1,657	$0	$1,000	$657	$9,814
Assets held and used	4,285	0	0	4,285	5,786
	$5,942	$0	$1,000	$4,942	$15,600

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Condominium units	$657	$1,025
Furniture, fixtures and equipment	1,000	0
Land	4,729	0
	$6,386	$1,025

A land parcel, which was transferred to us in March 2012 (refer to Note 4), furniture, fixtures and equipment sold and to be transferred to Senior Housing Properties Trust in connection with the termination of 10 community leases (refer to Note 6) and a condominium project are classified as assets held for sale.  They are recorded at the lower of their carrying value or fair value less estimated costs to sell.  We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value.

As a result of an agreement to terminate 10 operating community leases prior to the lease expiration date, we recorded an impairment charge of $9.8 million related to furniture, fixtures and equipment in those communities based on the consideration paid to us by the lessor (refer to Note 6).

Assets Held and Used

As a result of an agreement to terminate 10 operating community leases prior to the lease expiration date, we recorded an impairment charge of $5.8 million related to in place leasehold improvements and prepaid rent in those communities based on their shortened useful lives (refer to Note 6).

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (refer to Note 8), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).  As of June 30, 2012, the liquidating trust assets consist of seven land parcels and one closed community.  In the first six months of 2012, we recorded $0.5 million of impairment charges on one land parcel formerly held in the liquidating trust as the carrying value of the asset was in excess

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

of its estimated fair value.  We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach to estimate the fair value.  The impairment loss is included in operating expenses under impairment of long-lived assets.

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

•                  Growth Rate —The growth rate is based on the expected rate at which earnings are projected to grow beyond the planning period.  A cap rate is used to calculate the terminal value of a community or land parcel;

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

	Fixed Rate	Variable Rate
	Debt	Debt
Total Carrying Value	$87,615	$432,459	(1)
Average Interest Rate	5.03%	3.95%
Estimated Fair Market Value	$87,646	$424,407

(1) Includes $259.4 million of debt that has been fixed by a separate interest rate swap instrument (refer to Note 8).

Disclosure about fair value of financial instruments is based on pertinent information available to us at June 30, 2012.

Liquidating Trust Notes

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 8).  The notes for the liquidating trust assets are accounted for under the fair value option.  The carrying value of the financial liabilities for which the fair value option was elected was estimated by applying certain data points

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

including the underlying value of the collateral and the expected timing and amount of repayment.  The notes are subject to our minimum payment guarantee.  The notes mature in October 2012.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(In thousands)	June 30,	Identical Assets	Inputs	Inputs	Total
Liabilities	2012	(Level 1)	(Level 2)	(Level 3)	Gain
Liquidating trust notes, at fair value	$24,161	$0	$0	$24,161	$0

The following table reconciles the beginning and ending balances for the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2012 (in thousands):

Liquidating
Trust Notes
Beginning balance - January 1, 2012	$26,255
Total gains	0
Payments	(2,094)
Ending balance - June 30, 2012	$24,161

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

4.  Asset Purchases, Transfers and Contribution to a New Venture

Santa Monica Purchase

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner who owned an 85% membership interest (the “Partner Interest”) in Santa Monica AL, LLC (“Santa Monica”).  We owned the remaining 15% membership interest.  Pursuant to the purchase and sale agreement, we purchased the Partner Interest for an aggregate purchase price of $16.2 million.  Santa Monica indirectly owned one senior living facility located in Santa Monica, California.  As a result of the transaction, the assets, liabilities and operating results of Santa Monica were consolidated in our financial results beginning February 28, 2012 until June 29, 2012 (see below).

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

Asset Transfer from Master MetSun Two, LP and Master MetSun Three, LP

On March 20, 2012, two of our existing joint ventures (the “MetSuns”) transferred their ownership interest in two venture subsidiaries to us for no cash consideration. The transferred venture subsidiaries indirectly owned five senior living facilities and one land parcel. Prior to the transfer, we had a 20% indirect ownership interest in the assets. As a result of the transfer, the assets were 100% indirectly owned by us and were consolidated in our financial results commencing March 20, 2012 until June 29, 2012 (see below).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We acquired the assets in stages.  We calculated the fair value of the total underlying equity of the assets based on the acquisition date fair value of the assets and working capital of approximately $122.3 million less the fair value of the debt assumed of $118.2 million. We recognized a gain of approximately $4.6 million, including a gain of $0.7 million on our pre-existing ownership interest, in connection with the acquisition of the assets.

The following table summarizes the recording, at fair value, of the assets and liabilities as of the acquisition date of Santa Monica and the transfer date of the MetSuns (in thousands):

Amounts
Recognized as of
Acquisition Date
Property and equipment	$156,041
Other assets	3,883
Debt	(118,170)
Other liabilities	(4,756)
Net assets acquired	36,998
Gain on fair value resulting from business combinations	(7,470)
Net transaction costs	157
Total consideration transferred	$29,685

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

As described below, the assets from the Santa Monica acquisition and the MetSuns transfer were contributed to a new venture on June 29, 2012 and as a result were de-consolidated at that time (see below).  The impact of the acquisition and transfer of the assets prior to their contribution to the new venture on our consolidated operating revenues and net income was immaterial for the three and six months ended June 30, 2012.

Contribution of Assets to a New Venture

On June 29, 2012, we and CNL Healthcare Trust, Inc. (“CHT”) completed the formation of a new venture.  Pursuant to the terms of the transaction, we contributed our ownership interest in the six senior living facilities mentioned above and Connecticut Avenue (the “Facilities”) along with our share of transaction and closing costs to the venture. CHT contributed approximately $57 million along with its share of transaction and closing costs to the venture. The venture is owned approximately 55% by CHT and approximately 45% by us, with a gross valuation of approximately $226 million.

Prior to and as a condition to closing, we and CHT obtained new financing for five of the Facilities and modified the existing financing on two of the Facilities (the “Refinancing”).  In connection with the Refinancing, approximately $50 million of CHT’s contribution to the venture was used to pay down the existing financing on the five Facilities that were refinanced.  The venture has approximately $125 million of indebtedness collateralized by the seven Facilities.  In addition, we received an approximate $5 million cash distribution from the venture immediately following closing.

As of the closing, the venture owns the Facilities, which will continue to be managed by us under new management agreements that provide for a management fee of six percent of community revenues.  We and CHT have entered into a new venture agreement that provides for our respective rights and obligations in the venture, including our right, at our option, to purchase CHT’s interest in the venture, subject to certain restrictions and conditions.  Accordingly, as a result of our option to purchase CHT’s interest, we account for this venture under the profit-sharing method of accounting.  The carrying value of our investment at June 30, 2012 was $2.1 million and is reflected in “Investments in unconsolidated communities including accounted for under the profit-sharing method” on our consolidated balance sheets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5. Investments in Unconsolidated Ventures

Venture Transactions

Asset Transfer from Certain Ventures and Subsequent Contribution of Those Assets to a New Venture

Refer to Note 4 regarding the purchase or transfer of certain assets and liabilities from Santa Monica AL, LLC, Master MetSun Two, LP and Master MetSun Three, LP. and the subsequent contribution of those and an additional asset to a new venture.

Venture Sale of 16 Communities

On May 1, 2012, the subsidiaries of ventures between an institutional investor and us sold 16 communities to Ventas Inc. for a purchase price of approximately $362 million.  We received approximately $28.7 million of cash at closing and recognized $21.7 million in return on investment which is included in Sunrise’s share of earnings and return on investment in unconsolidated communities on our consolidated statement of operations.  We are remaining the manager of the 16 communities under the same terms of the pre-existing management agreements with respect to management fees and contract length, which range from 18 to 27 years.

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee, PS UK Investment (Jersey) LP, for which annual audited financial statements are expected to be required for the year 2012 under S-X Rule 3-09 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total operating revenues	$7,050	$6,234	$14,016	$11,985
Net income before provision for income taxes	1,239	255	2,790	745
Net income	1,239	380	2,770	995

6.  Lease Terminations

On May 29, 2012, we entered into an agreement to terminate 10 operating community leases with a lessor, Senior Housing Properties Trust.  The lessor paid us $1.0 million as consideration for the in place leasehold improvements and furniture, fixtures and equipment.  The communities will be transitioned to the new manager over the next four to twelve months.  As a result, we recorded an impairment charge of approximately $15.6 million in the second quarter of 2012 related to the book value of the in place leasehold improvements, prepaid rent and furniture, fixtures and equipment.

7.  Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Accounts payable and accrued expenses	$35,784	$36,920
Accrued salaries and bonuses	21,663	28,594
Accrued employee health and other benefits	38,511	33,498
Other accrued expenses	32,490	35,145
	$128,448	$134,157

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Deferred revenue from nonrefundable entrance fees	$45,535	$44,225
Lease liabilities	25,406	26,466
Executive deferred compensation	16,013	16,317
Uncertain tax positions	21,001	20,375
Other long-term liabilities	2,242	2,165
	$110,197	$109,548

8. Debt

At June 30, 2012 and December 31, 2011, we had $520.1 million and $593.7 million, respectively, of outstanding debt with a weighted average interest rate of 4.13% and 4.12%, respectively, as follows (in thousands):

	June 30,	December 31,
	2012	2011
AL US debt (1)	$329,152	$334,567
Community mortgages	66,526	94,641
Liquidating trust notes	24,161	26,255
Convertible subordinated notes	86,250	86,250
Credit facility	0	39,000
Other	3,742	4,903
Variable interest entity	21,385	21,770
Total principal amount of debt	531,216	607,386
Less: Discount on loans assumed at fair value	(11,142)	(13,721)
	$520,074	$593,665

(1) The carrying value of the debt at June 30, 2012 was $318.8 million.

Of the outstanding debt at June 30, 2012, we had $87.6 million of fixed-rate debt with a weighted average interest rate of 5.03% and $432.5 million of variable rate debt with a weighted average interest rate of 3.95%.  Consolidated debt of $1.4 million was in default as of June 30, 2012.  We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at June 30, 2012 are as follows (in thousands):

	Mortgages,	Variable	Liquidating	Convertible
	Wholly-Owned	Interest	Trust	Subordinated
	Properties	Entity Debt	Note	Notes	Other	Total
Default	$0	$1,365	$0	$0	$0	$1,365
3rd Qtr. 2012	0	390	0	0	340	730
4th Qtr. 2012	0	0	24,161	0	680	24,841
2013	20,849	810	0	0	2,041	23,700
Thereafter	374,829	18,820	0	86,250	681	480,580
	395,678	21,385	24,161	86,250	3,742	531,216
Discount on loans assumed at fair value	(10,317)	0	0	0	(825)	(11,142)
	$385,361	$21,385	$24,161	$86,250	$2,917	$520,074

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Santa Monica Debt, Connecticut Avenue Debt and Debt Transfer from Master MetSun Two, L.P. and Master MetSun Three, L.P.

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner that owned an 85% Partner Interest in Santa Monica.  Simultaneously, with the closing of the transaction (refer to Note 4), we entered into new loans with Prudential Insurance Company of America to pool Santa Monica with the Connecticut Avenue community and financed the two assets with senior debt.  The principal amount of the new loans in the aggregate was $55.0 million with an interest rate of 4.66%.  The loans had a seven year term that would have matured on March 1, 2019.  The proceeds of the new loans were used (i) to pay off $27.8 million of debt on the Connecticut Avenue community; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

On March 20, 2012, two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration. The transferred venture subsidiaries indirectly owned five senior living facilities and one land parcel. The assets were encumbered by approximately $119.7 million of existing mortgage debt which was consolidated in our financial results commencing March 20, 2012 until June 29, 2012 (see below). This mortgage debt was non-recourse to us with respect to principal repayment, and no new obligations were required by the mortgage lenders as a result of the transfer. The assets were separated into two loan pools, with one lender financing a pool of three communities (“Pool A”) and another lender financing a pool of two communities plus the land parcel (“Pool B”).

On June 29, 2012, the debt relating to Santa Monica and the Connecticut Avenue community was transferred to a new venture between us and CHT along with the related assets.  The Pool A and Pool B debt was refinanced as part of the asset transfer to the new venture (refer to Note 4).

Canadian Debt

The loan on three communities in Canada matured in April 2011.  In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee in August 2015;  (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities.  The loan balance was $45.7 million as of June 30, 2012.

AL US Debt

In June 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million in connection with our purchase of an 80% ownership interest in a joint venture entity, AL US, that owned 15 senior living communities.  Immediately following the closing of the transaction, we entered into an amendment to the loan.  The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default occurs under the loan; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type.  We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of June 30, 2012 was $318.8 million and the face amount was $329.2 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Germany Restructure Notes

We previously owned nine communities in Germany which were subject to substantial debt.  During 2010 and 2009, we restructured or paid a significant portion of the debt.  As part of the restructuring, we granted mortgages for the benefit of certain lenders on certain of our unencumbered North American properties (the “liquidating trust”).

In April 2010, we executed the definitive documentation with the lenders party to the restructuring agreements.  As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation, October 2012, for the restructuring, the lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments.  We have sold 12 North American properties in the liquidating trust for gross proceeds of approximately $28.5 million through June 30, 2012. As of June 30, 2012, the electing lenders have received net proceeds of $25.5 million as a result of sales from the liquidating trust.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans.  The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral.  As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings.  As of June 30, 2012, the notes for the liquidating trust assets are accounted for under the fair value option.  The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. The notes are subject to our minimum payment guarantee.  The balance as of June 30, 2012 was $24.2 million.

In April 2010, we entered into a settlement agreement with another lender who was not party to the restructuring agreement mentioned above of one of our German communities.  The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans.  Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community.  In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing.  The payment is secured by a non-interest bearing note.  We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate.  The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of June 30, 2012 was $2.9 million.

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

As of June 30, 2012, there were no draws against the Credit Facility and $10.2 million in letters of credit outstanding.  We have $39.8 million borrowing availability under the Credit Facility at June 30, 2012.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.3 billion with near-term scheduled debt maturities of $0.1 billion for the remainder of 2012, and $0.7 billion of debt that is in default as of June 30, 2012.  The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates.  In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.3 billion of the total venture debt.  Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity.  We have non-controlling interests in these ventures.

One of the venture mortgage loans described above is in default at June 30, 2012 due to a violation of certain loan covenants.  The mortgage loan balance was $0.6 billion as of June 30, 2012.  The loan is collateralized by 15 communities owned by the venture located in the United Kingdom.  The lender has rights which include foreclosure on the communities and/or termination of our management agreements.  The venture is in discussions with the lender regarding the possibility of entering into a loan modification.  During 2011, we recognized $9.0 million in management fees from this venture and $4.3 million for the six months ended June 30, 2012.  Our United Kingdom Management segment reported $1.6 million in income from operations in 2011 and $1.1 million and $1.9 million for the three and six months ended June 30, 2012, respectively.  Our investment balance in this venture was zero at June 30, 2012.

9. Gains on the Sale of Real Estate

In the second quarter of 2012, in connection with the sale of 16 venture-owned communities to Ventas, Inc., the associated debt was repaid in full.  As a result, our continuing involvement in those ventures ended as we were released from our operating deficit guarantee obligations to the lender.  We recognized $3.0 million in previously deferred gains as the result of the release.  The remaining gains in 2012 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In addition, we sold two land parcels which were part of the liquidating trust for approximately $1.8 million in 2012.  No gains were recognized.  Proceeds of $2.1 million, including $0.3 million paid by us, were distributed to the electing lenders of the liquidating trust (refer to Note 8).

In June 2012, we sold a land parcel located in Pasadena, California for $9.5 million.  No gain or loss was recognized on this sale.

10.  Income Taxes

The provision for income taxes related to continuing operations was $0.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets.  Our effective tax rate for continuing operations was 6.4% and 26.0% for the three months ended June 30, 2012 and 2011, respectively, and 9.3% and (10.3)% for the six months ended June 30, 2012 and 2011, respectively.  Our tax expense related primarily to tax contingences, tax to the government of the United Kingdom and state income taxes.  As of June 30, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

11. Stock-Based Compensation

On May 2, 2012, our stockholders approved a proposed 3,000,000 share increase in the shares available for issuance under our 2008 Omnibus Incentive Plan, as amended (the “2008 Plan”).

On March 16, 2012, the Compensation Committee of our Board of Directors made grants of performance units for the period 2012-2014 and of restricted stock units (with an aggregate dollar value of approximately $3.7 million) to five executive officers and 55 other employees, with the number of performance and restricted stock units to be determined based on the closing price of our common stock on the date our stockholders approved the proposed 3,000,000 share increase in the shares available for issuance under the 2008 Plan. An aggregate of 957,442 performance units at maximum achievement and 523,465 restricted stock units were granted based on the closing price of our common stock of $7.13 per share on May 2, 2012.

The performance unit awards are based:

•                  60% on achievement of adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for each year allocated 25% for 2012, 25% for 2013 and 50% for 2014 (with the 2012 adjusted EBITDA targets having been fixed on March 16, 2012 and the 2013 and 2014 adjusted EBITDA targets to be fixed within the first 90 days of those years); and

•                  40% on achievement of relative total stockholder return (“TSR”) goals measured against our peer group companies over the three-year period ending December 31, 2014 (with maximum achievement at the 80th percentile, target achievement at the 50th percentile and threshold achievement at the 40th percentile).

The performance units are further subject to continued employment through March 16, 2015.

The restricted stock units vest one-third on each of March 16, 2013, 2014 and 2015, subject to continued employment on the applicable vesting date.

We recorded a total of $35,000 in stock compensation expense with regard to the 2012 adjusted EBITDA performance units in the quarter ended June 30, 2012 based upon the probable outcome of the adjusted EBITDA performance condition for 2012.  For accounting purposes, May 2, 2012 is deemed the grant date for the 2012 adjusted EBITDA based performance units.  As of June 30, 2012, the unrecognized compensation expense for the 2012 adjusted EBITDA performance units totaled $0.6 million, and is expected to be recognized over the remaining service period of 2.75 years, subject to any change in the probable outcome of the performance condition which is evaluated quarterly.  No compensation expense for the 2013 and 2014 adjusted EBITDA performance units was recorded in the quarter ended June 30, 2012 because the grant dates for these awards are not deemed to occur until the respective adjusted EBITDA targets for these performance units have been established. Once the adjusted EBITDA targets for 2013 and 2014 are established (within the first 90 days of those years), the 2013 and 2014 adjusted EBITDA performance units will be accounted for using the same methodology as applied to the 2012 adjusted EBITDA performance units.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We recorded a total of $0.1 million in stock compensation expense with regard to the TSR based performance units in the quarter ended June 30, 2012 based upon the probable outcome of the TSR performance condition.  For accounting purposes, May 2, 2012 is deemed the grant date for the TSR based performance units.  As of June 30, 2012, the unrecognized compensation expense for these awards totaled $1.5 million, and is expected to be recognized over the remaining service period of 2.75 years, subject to any change in the probable outcome of the performance condition which is evaluated quarterly.

We recorded a total of $0.2 million in stock compensation expense with regard to the restricted stock units in the quarter ended June 30, 2012.  For accounting purposes, May 2, 2012 is deemed the grant date for the restricted stock units.  As of June 30, 2012, the unrecognized compensation expense for these awards totaled $3.5 million, and is expected to be recognized over the remaining service period of 2.75 years.

On March 16, 2012, the Compensation Committee also established the 2012 adjusted EBITDA performance criteria for the 2012 portion (160,430 performance units at maximum) of the 2011-2013 adjusted EBITDA performance units that were granted in 2011.  We recorded a total of $0.1 million in stock compensation expense with regard to the 2012 adjusted EBITDA based performance units in the three and six months ended June 30, 2012 based upon the probable outcome of the 2012 adjusted EBITDA performance condition.  As of June 30, 2012, the unrecognized compensation expense for these units totalled $0.6 million, and is expected to be recognized over the remaining service period of 1.9 years, subject to any change in the probable outcome of the performance condition which is evaluated quarterly.

In 2012, we have granted two employees non-qualified stock options to purchase 70,000 shares of common stock at a grant price of $7.74.  One-third of the options vest yearly beginning in 2013.  We also granted 111,303 shares of restricted stock to 11 employees at a grant date fair values ranging from $6.22 to $7.74.  The grants vest yearly over three years beginning in 2013.

As part of the 2012 non-employee directors’ compensation, 69,984 restricted stock units were granted to our six non-employee directors.  One-quarter of the restricted stock units vested immediately with the remainder to vest quarterly during 2012.

Through June 30, 2012, 512,496 stock options have been exercised and 120,543 shares of restricted stock and 149,048 restricted stock units vested.

12. Commitments and Contingencies

Guarantees

We have provided operating deficit guarantees to certain venture lenders, whereby after depletion of established reserves, we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and have provided guarantees to certain ventures to fund operating shortfalls. The terms of the guarantees generally match the terms of the underlying venture debt and generally range from three to five years, to the extent we are able to refinance the venture debt. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or from proceeds of the sale of communities.

Excluding the impact of our senior living condominium project, which is accounted for under the profit sharing method, the maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at June 30, 2012 was zero and there were no fundings in 2012.

Senior Living Condominium and Assisted Living/Amenities Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living/amenities component with each component owned by a different venture.  In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time.  We account for the condominium and assisted living/amenities ventures under the profit-sharing method of accounting, and our liability carrying value at June 30, 2012 was $11.8 million for the two ventures.  We recorded losses of $0.5 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $4.0 million and $4.8 million for the six months ended June 30, 2012 and 2011, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Condominium Venture

We are obligated to our partner on the condominium venture to fund operating shortfalls.  We have funded $2.2 million under the guarantee through June 30, 2012, of which $0.1 million was funded in 2012.  In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.  We have experienced lower sales and pricing than had been forecasted and we believe the partners have no remaining equity in the condominium project.  Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls. As of June 30, 2012, the loan of $117.3 million for the residential condominium venture was in default.  We have accrued $3.5 million in default interest, late fees and other lender-related fees relating to these loans.  In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to foreclose on the assets of the residential condominium venture.  Without terminating the foreclosure proceedings, the lenders sold their interest in the debt to a new lender in June 2012.  The debt remains in default and we are in discussions with the new lender.  We have no basis in the assets.

Assisted Living/Amenities Venture

In June 2012, the assisted living/amenities venture refinanced its existing mortgage financing with new mortgage financing provided by Eagle Bank.  The new loan has a principal amount of $26.0 million, a floor interest rate of 5.5% and a term of three years.  As a result of the refinancing, we have been released from our obligation to fund operating deficits and to pay default interest previously accrued by us through December 31, 2011 totaling approximately $2.4 million to the prior mortgage lender.  Also, in connection with the refinancing, we funded approximately $6.0 million on behalf of the venture, leading to a modification of joint venture terms.  Return of our new funding will have priority over existing equity and the venture partner’s total return will be capped at its capital contribution of $6.5 million.  Return of outstanding operating deficit and cost overruns of approximately $8.2 million to us will be subordinate to the return of capital of both venture partners.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.3 billion at June 30, 2012. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At June 30, 2012, the remaining liability under this obligation is $28.9 million.  We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

Purnell and Miller Lawsuits

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint was styled as a class action and alleged that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserted claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff sought unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court, which the Court denied. The parties completed briefing on class certification, and the Court held a hearing on plaintiff’s motion for class certification on January 23, 2012. On February 27, 2012, the Court denied plaintiff’s motion for class certification.  On July 18, 2012, pursuant to the parties Joint Stipulation of Dismissal, all of plaintiff’s individual claims were dismissed with prejudice, thereby disposing of the action.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In addition, on January 31, 2012, the same counsel filed what that counsel characterized as a related lawsuit captioned Cheryl Miller, an individual on behalf of herself and others similarly situated v. Sunrise Senior Living Management, Inc., a Virginia corporation; and Does 1 through 100, Case No. BC478075 in the Superior Court of the State of California, County of Los Angeles.  On or about February 8, 2012, Plaintiff Cheryl Miller filed a First Amended Complaint (“FAC”), which was served on Sunrise on February 15, 2012.  Plaintiff’s FAC was styled as a class action and alleged that Sunrise failed to pay all wages owed to employees as a result of allegedly improper “rounding” of time to the nearest quarter hour and that Sunrise failed to comply with the California Labor Code by issuing “debit cards” to pay wages.  The FAC asserted claims for: (1) failure to pay all wages due to illegal rounding; (2) unfair, unlawful and fraudulent business practices; (3) failure to provide accurate pay stubs, (4) failure to pay wages upon ending employment; (5) failure to comply with Labor Code section 212 regarding payment of wages, and (6) seeking penalties under the California Labor Code Private Attorney Generals Act. Plaintiff sought unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees.  On March 23, 2012, Plaintiff filed a Notice of Dismissal with Prejudice pursuant to Federal Rule of Civil Procedure 41(a) which dismissed all individual claims with prejudice and the class action allegations without prejudice thereby disposing of the action.

Five Star Lawsuit

On July 10, 2008, Five Star Quality Care, Inc. filed a complaint against Sunrise (and other Sunrise-related entities and affiliates, as well as certain executives thereof) in Superior Court for the Commonwealth of Massachusetts, Five Star Quality Care, Inc. v. Sunrise Senior Living, Inc., et al., Civ. A. No. MICV2008-02641.  In that action, Five Star Quality Care alleged, among other things, that Sunrise improperly retained payments made by communities owned by Five Star Quality Care in connection with the participation of such communities in the insurance and health benefit programs.  The complaint asserted claims for (1) an accounting, (2) conversion, (3) aiding and abetting conversion, (4) unjust enrichment, (5) breach of contract, (6) breach of fiduciary duty, and (7) violation of Mass. Gen Law Chapter 93A.  The complaint did not specify a quantum of damages and sought an accounting, actual damages, treble damages, interest, costs and attorneys’ fees.  Sunrise filed a motion for summary judgment on all claims asserted, which the Court denied in a written decision dated August 23, 2011.  The Court also denied Five Star Quality Care, Inc.’s motion for partial summary judgment on its conversion claim.

On November 15, 2010, subsidiaries of Five Star Quality Care filed a new action, FS Tenant Pool I Trust, et al. v. Sunrise Senior Living, Inc., et al., Civ. A. No. MICV2010-04318, in Superior Court for the Commonwealth of Massachusetts, in which they asserted claims against Sunrise similar to those asserted by Five Star Quality Care.

The Court consolidated the two actions and held a pretrial conference on December 6, 2011.  On May 29, 2012, the parties signed a Settlement and Release Agreement, pursuant to which Sunrise paid Five Star Quality Care $4.0 million to settle and dismiss the litigation.  The action was disposed upon settlement.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

13. Discontinued Operations

Discontinued operations consists of businesses and communities sold prior to 2012.  The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$0	$627	$0	$1,480
Expenses	(199)	(871)	(96)	(2,757)
Gain on sale	124	27	440	2,348
(Loss) income from discontinued operations	$(75)	$(217)	$344	$1,071

14. Net Income (Loss) per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended
	June 30,
	2012	2011
Income (loss) attributable to common shareholders:
Income before discontinued operations, net of noncontrolling interests	$9,665	$1,495
Loss from discontinued operations	(75)	(217)
Net income	$9,590	$1,278

Weighted-average shares outstanding - basic	57,612	56,818
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	1,870	2,506
	59,482	59,324

Basic net income (loss) per common share
Income before discontinued operations, net of noncontrolling interests	$0.17	$0.02
Loss from discontinued operations	0.00	0.00
Net income per share attributable to common shareholders	$0.17	$0.02

Diluted net income (loss) per common share
Income before discontinued operations, net of noncontrolling interests	$0.16	$0.02
Loss from discontinued operations	0.00	0.00
Net income per share attributable to common shareholders	$0.16	$0.02

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Income (loss) attributable to common shareholders:
Income (loss) before discontinued operations, net of noncontrolling interests	$11,284	$(17,498)
Income from discontinued operations	344	1,071
Net income (loss)	$11,628	$(16,427)

Weighted-average shares outstanding - basic	57,343	56,467
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	2,128	0
	59,471	56,467

Basic net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.19	$(0.31)
Income from discontinued operations	0.01	0.02
Net income (loss) per share attributable to common shareholders	$0.20	$(0.29)

Diluted net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.19	$(0.31)
Income from discontinued operations	0.01	0.02
Net income (loss) per share attributable to common shareholders	$0.20	$(0.29)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive.  Shares issuable upon exercise of stock options of 1,922,152 for the six months ended June 30, 2011 have been excluded from the computation because the effect of their inclusion would be anti-dilutive.  Shares issuable upon the conversion of junior subordinated convertible notes are excluded.

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

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada, excluding allocated management fees from our North American Management segment of $4.6 million and $2.8  million for the three months ended June 30, 2012 and 2011, respectively, and $8.5 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively.  Total assets were $985.2 million and $649.5 million as of June 30, 2012 and December 31, 2011, respectively.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Segment results are as follows (in thousands):

	Three Months Ended June 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$21,019	$0	$4,321	$0	$25,340
Buyout fees	250	0	0	0	250
Resident fees	17,414	118,285	0	0	135,699
Ancillary fees	8,368	0	0	0	8,368
Professional fees from development, marketing and other	0	0	53	225	278
Reimbursed costs incurred on behalf of managed communities	165,857	0	1,951	0	167,808
Total operating revenues	212,908	118,285	6,325	225	337,743
Operating expenses:
Community expense	10,352	85,900	0	0	96,252
Community lease expense	4,943	14,244	0	0	19,187
Depreciation and amortization	1,139	9,362	0	963	11,464
Ancillary expenses	7,681	0	0	0	7,681
General and administrative	0	0	3,242	21,985	25,227
Carrying costs of liquidating trust assets	0	0	0	707	707
Provision for doubtful accounts	310	925	0	0	1,235
Impairment of long-lived assets	0	15,589	0	719	16,308
Costs incurred on behalf of managed communities	165,211	0	1,968	0	167,179
Total operating expenses	189,636	126,020	5,210	24,374	345,240
Income (loss) from operations	$23,272	$(7,735)	$1,115	$(24,149)	$(7,497)

	Three Months Ended June 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$20,791	$0	$3,609	$0	$24,400
Resident fees	16,398	94,285	0	0	110,683
Ancillary fees	7,513	0	0	0	7,513
Professional fees from development, marketing and other	0	0	368	154	522
Reimbursed costs incurred on behalf of managed communities	176,517	0	1,748	0	178,265
Total operating revenues	221,219	94,285	5,725	154	321,383
Operating expenses:
Community expense	9,977	68,745	0	0	78,722
Community lease expense	4,540	14,568	0	0	19,108
Depreciation and amortization	635	5,766	0	2,293	8,694
Ancillary expenses	6,968	0	0	0	6,968
General and administrative	0	0	2,108	25,456	27,564
Carrying costs of liquidating trust assets	0	0	0	635	635
Provision for doubtful accounts	141	298	0	(357)	82
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	177,502	0	1,792	0	179,294
Total operating expenses	199,751	93,837	3,900	28,922	326,410
Income (loss) from operations	$21,468	$448	$1,825	$(28,768)	$(5,027)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$41,427	$0	$8,228	$0	$49,655
Buyout fees	250	0	0	0	250
Resident fees	34,455	230,400	0	0	264,855
Ancillary fees	16,294	0	0	0	16,294
Professional fees from development, marketing and other	0	0	106	372	478
Reimbursed costs incurred on behalf of managed communities	338,537	0	3,344	0	341,881
Total operating revenues	430,963	230,400	11,678	372	673,413
Operating expenses:
Community expense	20,991	166,808	0	0	187,799
Community lease expense	9,539	28,884	0	0	38,423
Depreciation and amortization	2,360	17,559	0	2,303	22,222
Ancillary expenses	15,139	0	0	0	15,139
General and administrative	0	0	6,425	47,443	53,868
Carrying costs of liquidating trust assets	0	0	0	1,290	1,290
Provision for doubtful accounts	649	1,323	0	25	1,997
Impairment of long-lived assets	0	15,589	0	1,274	16,863
Costs incurred on behalf of managed communities	338,282	0	3,392	0	341,674
Total operating expenses	386,960	230,163	9,817	52,335	679,275
Income (loss) from operations	$44,003	$237	$1,861	$(51,963)	$(5,862)

	Six Months Ended June 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$41,541	$0	$7,073	$0	$48,614
Resident fees	32,085	180,897	0	0	212,982
Ancillary fees	15,110	0	0	0	15,110
Professional fees from development, marketing and other	0	0	441	404	845
Reimbursed costs incurred on behalf of managed communities	360,437	0	3,693	0	364,130
Total operating revenues	449,173	180,897	11,207	404	641,681
Operating expenses:
Community expense	19,884	133,327	0	0	153,211
Community lease expense	8,737	29,068	0	0	37,805
Depreciation and amortization	1,270	10,074	0	4,680	16,024
Ancillary expenses	13,972	0	0	0	13,972
General and administrative	0	0	4,884	55,069	59,953
Carrying costs of liquidating trust assets	0	0	0	1,042	1,042
Provision for doubtful accounts	691	433	0	400	1,524
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	361,907	0	3,771	0	365,678
Total operating expenses	406,449	177,362	8,655	62,086	654,552
Income (loss) from operations	$42,724	$3,535	$2,552	$(61,682)	$(12,871)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

16. Capital Structure

The following table details changes in stockholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

					Accumulated	Equity
	Shares of		Additional		Other	Attributable to
	Common	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Stock	Capital	Loss	Income(Loss)	Interests	Equity
Balance at Dececember 31, 2011	57,640	$576	$487,277	$(385,294)	$(5,932)	$5,266	$101,893
Net income	0	0	0	11,628	0	1,390	13,018
Foreign currency translation, net of tax	0	0	0	0	45	0	45
Sunrise’s share of investee’s other comprehensive income	0	0	0	0	220	0	220
Unrealized gain on investments	0	0	0	0	120	0	120
Unrealized loss on interest rate swap	0	0	0	0	(1,075)	0	(1,075)
Issuance of restricted stock	249	3	(3)	0	0	0	0
Exercise of stock options	513	6	711	0	0	0	717
Forfeiture of stock	(81)	(1)	1	0	0	0	0
Shares surrendered for taxes	(70)	(1)	(468)	0	0	0	(469)
Stock compensation expense	0	0	4,793	0	0	0	4,793
Distributions to noncontrolling interests	0	0	0	0	0	(711)	(711)
Balance at June 30, 2012	58,251	$583	$492,311	$(373,666)	$(6,622)	$5,945	$118,551

17. Supplemental Cash Flow Information

Interest paid was $12.5 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively.  No interest was capitalized in either 2012 or 2011.  Income tax payments to the United Kingdom for the six months ended June 30, 2012 and 2011 were approximately $55,738 and $0.3 million, respectively.  Domestic tax refunds or payments were not significant.

On March 20, 2012, a partner in two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration and $118.2 million of debt was assumed (refer to Note 4).

18. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At June 30, 2012, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey.  This entity is a VIE.  The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments.  We have included $15.6 million and $16.1 million, respectively, of net property and equipment and debt of $21.4 million and $21.8 million, of which $1.4 million was in default as of June 30, 2012, in our June 30, 2012 and December 31, 2011 consolidated balance sheets, respectively, for this entity.  The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with the Bank of New York and by a leasehold mortgage and security agreement.  We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC.  As of June 30, 2012 and December 31, 2011, we guaranteed $20.0 million and $20.4 million, respectively, of the bonds.  Management fees earned by us were $0.2 million for both the three months ended June 30, 2012 and 2011 and $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.  The management agreement also provides for

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

reimbursement to us for all direct cost of operations.  Payments to us for direct operating expenses were $3.1 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively, and $5.9 million and $5.8 million for the six months ended June 30, 2012 and 2011, respectively.  The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc.  The entity incurred approximately $46,500 and $34,515 for the three months ended June 30, 2012 and 2011, respectively, and $0.1 million for both the six months ended June 30, 2012 and 2011, related to the professional and general liability coverage.  The entity also has a ground lease with us.  Rent expense is recognized on a straight-line basis at $0.7 million per year.  Deferred rent relating to this agreement was $7.2 million and $7.0 million at June 30, 2012 and December 31, 2011, respectively.  These amounts are eliminated in our consolidated financial statements.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture.  The entity has £437.9 million ($683.8 million) of debt of which $627.5 million is in default.  This debt is non-recourse to us.  Our equity investment in the venture is zero at June 30, 2012.  The line item “Due from unconsolidated communities” on our consolidated balance sheet as of June 30, 2012 contains $1.7 million due from the venture.  Our maximum exposure to loss is $1.7 million.  We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our consolidated statements of operations as a result of our involvement with the VIE.

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

In 2007, we formed another venture with a third party which owned 13 communities.  In August 2011, the venture transferred ownership of six communities to another entity and the venture was deemed a VIE, in which we were not the primary beneficiary.  In March 2012, the venture transferred ownership of three of those communities to us (refer to Note 4).  As a result of this transaction, the venture is no longer a VIE.  In May 2012, the venture sold its remaining four communities to Ventas, Inc. (refer to Note 5).

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

•      the risks associated with the ownership and operations of assisted living and independent living communities;

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

At June 30, 2012, we operated 307 communities, including 265 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 29,839.

The following table summarizes our portfolio of operating communities:

	As of		Percent
	June 30,		Change
			2012 vs.
	2012	2011	2011
Total communities
Owned	21	23	-8.7%
Leased (1)	26	26	0.0%
Variable Interest Entity	1	1	0.0%
Consolidated New York communities leased from a venture	6	6	0.0%
Consolidated venture	1	1	0.0%
Unconsolidated ventures	98	115	-14.8%
Managed	154	144	6.9%
Total	307	316	-2.8%
Unit capacity	29,839	30,962	-3.6%

(1) Includes 10 communities whose leases are being terminated and are in the process of being transitioned to a new manager.

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

Asset Purchase and Transfers from Certain Ventures and Subsequent Contribution of Those Assets to a New Venture

Santa Monica Purchase

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner who owned an 85%  membership interest (the “Partner Interest”) in Santa Monica AL, LLC (“Santa Monica”).   We owned the remaining 15% membership interest.  Pursuant to the purchase and sale agreement, we purchased the Partner Interest for an aggregate purchase price of $16.2 million.  Santa Monica indirectly owned one senior living facility located in Santa Monica, California.  As a result of the transaction, the assets, liabilities and operating results of Santa Monica were consolidated in our financial results beginning February 28, 2012 until June 29, 2012 (see below).

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

Asset Transfer from Master MetSun Two, LP and Master MetSun Three, LP

On March 20, 2012, two of our existing joint ventures (the “MetSuns”) transferred their ownership interest in two venture subsidiaries to us for no cash consideration. The transferred venture subsidiaries indirectly owned five senior living facilities and one land parcel. Prior to the transfer, we had a 20% indirect ownership interest in the assets. As a result of the transfer, the assets were 100% indirectly owned by us and were consolidated in our financial results commencing March 20, 2012 until June 29, 2012 (see below).

We acquired the assets in stages.  We calculated the fair value of the total underlying equity of the assets based on the acquisition date fair value of the assets and working capital of approximately $122.3 million less the fair value of the debt assumed of $118.2 million. We recognized a gain of approximately $4.6 million, including a gain of $0.7 million on our pre-existing ownership interest, in connection with the acquisition of the assets.

Contribution of Assets to a New Venture

On June 29, 2012, we and CNL Healthcare Trust, Inc. (“CHT”) completed the formation of a new venture.  Pursuant to the terms of the transaction, we contributed our ownership interest in the six senior living facilities mentioned above and Connecticut Avenue (the “Facilities”) along with our share of transaction and closing costs to the venture. CHT contributed approximately $57 million along with its share of transaction and closing costs to the venture. The venture is owned approximately 55%  by CHT and approximately 45% by us, with a gross valuation of approximately $226 million.

Prior to and as a condition to closing, we and CHT obtained new financing for five of the Facilities and modified the existing financing on two of the Facilities (the “Refinancing”).  In connection with the Refinancing, approximately $50 million of CHT’s contribution to the venture was used to pay down the existing financing on the five Facilities that were refinanced.  The venture has approximately $125 million of indebtedness collateralized by the seven Facilities.  In addition, we received an approximate $5 million cash distribution from the venture immediately following closing.

As of the closing, the venture owns the Facilities, which will continue to be managed by us under new management agreements that provide for a management fee of six percent of community revenues.  We and CHT have entered into a new venture agreement that provides for our respective rights and obligations in the venture, including our right, at our option, to purchase CHT’s interest in the venture, subject to certain restrictions and conditions.  Accordingly, as a result of our option to purchase CHT’s interest, we account for this venture under the profit-sharing method of accounting. The carrying value of our investment at June 30, 2012 was $2.1 million and is reflected in “Investments in unconsolidated communities including accounted for under the profit-sharing method” on our consolidated balance sheets.

Land Sales

In 2012, we sold two land parcels which were part of the liquidating trust in connection with the refinancing of our German debt for approximately $1.8 million in 2012.  No gains were recognized.  Proceeds of $2.1 million, including $0.3 million paid by us, were distributed to the electing lenders of the liquidating trust, reducing our guarantee to $24.2 million.

In June 2012, we sold a land parcel located in Pasadena, California for $9.5 million.  We will use the proceeds from the sale for general corporate purposes and no gain or loss was recognized on this sale.

Venture Sale of 16 Communities

On May 1, 2012, the subsidiaries of ventures between an institutional investor and us sold 16 communities to Ventas Inc. for a purchase price of approximately $362 million.  We received approximately $28.7 million of cash at closing and recognized $21.7 million in return on investment which is included in Sunrise’s share of earnings and return on investment in unconsolidated communities on our consolidated statement of operations.  We are remaining the manager of the 16 communities under the same terms of the pre-existing management agreements with respect to management fees and contract length, which range from 18 to 27 years.

Lease Terminations

On May 29, 2012, we entered into an agreement to terminate 10 operating community leases with the lessor, Senior Housing Properties Trust.  The lessor paid us $1.0 million as consideration for the in place leasehold improvements and furniture, fixtures and equipment.  The communities will be transitioned to the new manager over the next four to twelve months.  As a result, we recorded an impairment charge of approximately $15.6  million in the second quarter of 2012 related to the book value of the leasehold improvements, prepaid rent and furniture, fixtures and equipment.

Assisted Living Venture

In June 2012, an assisted living/amenities venture in which we hold an interest, refinanced its existing mortgage financing with new mortgage financing provided by Eagle Bank (refer to Note 12).  The new loan has a principal amount of $26.0 million, a floor interest rate of 5.5% and a term of three years.  As a result of the refinancing, we have been released from our obligation to fund operating deficits and to pay default interest previously accrued by us through December 31, 2011 totaling approximately $2.4 million to the prior mortgage lender.  Also, in connection with the refinancing, we funded approximately $6 million on behalf of the venture, leading to a modification of joint venture terms.  Return of our new funding will have priority over existing equity and the venture partner’s total return will be capped at its capital contribution of $6.5 million. Return of outstanding operating deficit and cost overruns of approximately $8.2 million to us will be subordinate to the return of capital of both venture partners.

Results of Operations

Our results of operations for each of the three and six months ended June 30, 2012 and 2011 were as follows:

				Percent
	For the Three Months Ended		Variance	Change
	June 30,		2012 vs.	2012 vs.	Favorable/
(In thousands)	2012	2011	2011	2011	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$25,340	$24,400	$940	3.9%	F
Buyout fees	250	0	250	N/A	F
Resident fees for consolidated communities	135,699	110,683	25,016	22.6%	F
Ancillary fees	8,368	7,513	855	11.4%	F
Professional fees from development, marketing and other	278	522	(244)	46.7%	U
Reimbursed costs incurred on behalf of managed communities	167,808	178,265	(10,457)	5.9%	U
Total operating revenue	337,743	321,383	16,360	5.1%	F
Operating expenses:
Community expense for consolidated communities	96,252	78,722	17,530	22.3%	U
Community lease expense	19,187	19,108	79	0.4%	U
Depreciation and amortization	11,464	8,694	2,770	31.9%	U
Ancillary expenses	7,681	6,968	713	10.2%	U
General and administrative	25,227	27,564	(2,337)	8.5%	F
Carrying costs of liquidating trust assets and idle land	707	635	72	11.3%	U
Provision for doubtful accounts	1,235	82	1,153	1406.1%	U
Impairment of long-lived assets	16,308	5,355	10,953	204.5%	U
Gain on financial guarantees and other contracts	0	(12)	12	N/A	U
Costs incurred on behalf of managed communities	167,179	179,294	(12,115)	6.8%	F
Total operating expenses	345,240	326,410	18,830	5.8%	U
Loss from operations	(7,497)	(5,027)	(2,470)	NM	U
Other non-operating income (expense):
Interest income	374	323	51	15.8%	F
Interest expense	(8,682)	(4,654)	(4,028)	86.5%	U
Gain on fair value resulting from business combinations	404	11,250	(10,846)	96.4%	U
Gain on fair value of liquidating trust note	0	88	(88)	N/A	U
Other expense	(721)	(961)	240	25.0%	F
Total other non-operating (expense) income	(8,625)	6,046	(14,671)	NM	U
Gain on the sale and development of real estate and equity interests	3,399	2,598	801	30.8%	F
Sunrise’s share of earnings and return on investment in unconsolidated communities	25,088	931	24,157	2594.7%	F
Loss from investments accounted for under the profit sharing method	(1,151)	(1,740)	589	33.9%	F
Income before provision for income taxes and discontinued operations	11,214	2,808	8,406	299.4%	F
Provision for income taxes	(715)	(773)	58	7.5%	F
Income before discontinued operations	10,499	2,035	8,464	415.9%	F
Discontinued operations, net of tax	(75)	(217)	142	65.4%	F
Net income	10,424	1,818	8,606	473.4%	F
Less: Net income attributable to noncontrolling interests	(834)	(540)	(294)	54.4%	U
Net income attributable to common shareholders	$9,590	$1,278	$8,312	650.4%	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

				Percent
	For the Six Months Ended		Variance	Change
	June 30,		2012 vs.	2012 vs.	Favorable/
(In thousands)	2012	2011	2011	2011	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$49,655	$48,614	$1,041	2.1%	F
Buyout fees	250	0	250	N/A	F
Resident fees for consolidated communities	264,855	212,982	51,873	24.4%	F
Ancillary fees	16,294	15,110	1,184	7.8%	F
Professional fees from development, marketing and other	478	845	(367)	43.4%	U
Reimbursed costs incurred on behalf of managed communities	341,881	364,130	(22,249)	6.1%	U
Total operating revenue	673,413	641,681	31,732	4.9%	F
Operating expenses:
Community expense for consolidated communities	187,799	153,211	34,588	22.6%	U
Community lease expense	38,423	37,805	618	1.6%	U
Depreciation and amortization	22,222	16,024	6,198	38.7%	U
Ancillary expenses	15,139	13,972	1,167	8.4%	U
General and administrative	53,868	59,953	(6,085)	10.1%	F
Carrying costs of liquidating trust assets and idle land	1,290	1,042	248	23.8%	U
Provision for doubtful accounts	1,997	1,524	473	31.0%	U
Impairment of long-lived assets	16,863	5,355	11,508	214.9%	U
Gain on financial guarantees and other contracts	0	(12)	12	N/A	U
Costs incurred on behalf of managed communities	341,674	365,678	(24,004)	6.6%	F
Total operating expenses	679,275	654,552	24,723	3.8%	U
Loss from operations	(5,862)	(12,871)	7,009	NM	F
Other non-operating income (expense):
Interest income	604	1,163	(559)	48.1%	U
Interest expense	(16,489)	(6,164)	(10,325)	167.5%	U
Gain on fair value resulting from business combinations,	7,470	11,250	(3,780)	33.6%	U
Gain on fair value of liquidating trust note	0	88	(88)	N/A	U
Other expense	(89)	(28)	(61)	217.9%	U
Total other non-operating (expense) income	(8,504)	6,309	(14,813)	NM	U
Gain on the sale and development of real estate and equity interests	4,457	3,090	1,367	44.2%	F
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	28,549	(6,758)	35,307	NM	F
Loss from investments accounted for under the profit sharing method	(4,671)	(4,764)	93	2.0%	F
Income (loss) before provision for income taxes and discontinued operations	13,969	(14,994)	28,963	NM	F
Provision for income taxes	(1,295)	(1,503)	208	13.8%	F
Income (loss) before discontinued operations	12,674	(16,497)	29,171	NM	F
Discontinued operations, net of tax	344	1,071	(727)	67.9%	U
Net income (loss)	13,018	(15,426)	28,444	NM	F
Less: Net income attributable to noncontrolling interests	(1,390)	(1,001)	(389)	38.9%	U
Net income (loss) attributable to common shareholders	$11,628	$(16,427)	$28,055	NM	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	Three Months Ended June 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$21,019	$0	$4,321	$0	$25,340
Buyout fees	250	0	0	0	250
Resident fees	17,414	118,285	0	0	135,699
Ancillary fees	8,368	0	0	0	8,368
Professional fees from development, marketing and other	0	0	53	225	278
Reimbursed costs incurred on behalf of managed communities	165,857	0	1,951	0	167,808
Total operating revenues	212,908	118,285	6,325	225	337,743
Operating expenses:
Community expense	10,352	85,900	0	0	96,252
Community lease expense	4,943	14,244	0	0	19,187
Depreciation and amortization	1,139	9,362	0	963	11,464
Ancillary expenses	7,681	0	0	0	7,681
General and administrative	0	0	3,242	21,985	25,227
Carrying costs of liquidating trust assets	0	0	0	707	707
Provision for doubtful accounts	310	925	0	0	1,235
Impairment of long-lived assets	0	15,589	0	719	16,308
Costs incurred on behalf of managed communities	165,211	0	1,968	0	167,179
Total operating expenses	189,636	126,020	5,210	24,374	345,240
Income (loss) from operations	$23,272	$(7,735)	$1,115	$(24,149)	$(7,497)

	Three Months Ended June 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$20,791	$0	$3,609	$0	$24,400
Resident fees	16,398	94,285	0	0	110,683
Ancillary fees	7,513	0	0	0	7,513
Professional fees from development, marketing and other	0	0	368	154	522
Reimbursed costs incurred on behalf of managed communities	176,517	0	1,748	0	178,265
Total operating revenues	221,219	94,285	5,725	154	321,383
Operating expenses:
Community expense	9,977	68,745	0	0	78,722
Community lease expense	4,540	14,568	0	0	19,108
Depreciation and amortization	635	5,766	0	2,293	8,694
Ancillary expenses	6,968	0	0	0	6,968
General and administrative	0	0	2,108	25,456	27,564
Carrying costs of liquidating trust assets	0	0	0	635	635
Provision for doubtful accounts	141	298	0	(357)	82
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	177,502	0	1,792	0	179,294
Total operating expenses	199,751	93,837	3,900	28,922	326,410
Income (loss) from operations	$21,468	$448	$1,825	$(28,768)	$(5,027)

	Six Months Ended June 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$41,427	$0	$8,228	$0	$49,655
Buyout fees	250	0	0	0	250
Resident fees	34,455	230,400	0	0	264,855
Ancillary fees	16,294	0	0	0	16,294
Professional fees from development, marketing and other	0	0	106	372	478
Reimbursed costs incurred on behalf of managed communities	338,537	0	3,344	0	341,881
Total operating revenues	430,963	230,400	11,678	372	673,413
Operating expenses:
Community expense	20,991	166,808	0	0	187,799
Community lease expense	9,539	28,884	0	0	38,423
Depreciation and amortization	2,360	17,559	0	2,303	22,222
Ancillary expenses	15,139	0	0	0	15,139
General and administrative	0	0	6,425	47,443	53,868
Carrying costs of liquidating trust assets	0	0	0	1,290	1,290
Provision for doubtful accounts	649	1,323	0	25	1,997
Impairment of long-lived assets	0	15,589	0	1,274	16,863
Costs incurred on behalf of managed communities	338,282	0	3,392	0	341,674
Total operating expenses	386,960	230,163	9,817	52,335	679,275
Income (loss) from operations	$44,003	$237	$1,861	$(51,963)	$(5,862)

	Six Months Ended June 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$41,541	$0	$7,073	$0	$48,614
Resident fees	32,085	180,897	0	0	212,982
Ancillary fees	15,110	0	0	0	15,110
Professional fees from development, marketing and other	0	0	441	404	845
Reimbursed costs incurred on behalf of managed communities	360,437	0	3,693	0	364,130
Total operating revenues	449,173	180,897	11,207	404	641,681
Operating expenses:
Community expense	19,884	133,327	0	0	153,211
Community lease expense	8,737	29,068	0	0	37,805
Depreciation and amortization	1,270	10,074	0	4,680	16,024
Ancillary expenses	13,972	0	0	0	13,972
General and administrative	0	0	4,884	55,069	59,953
Carrying costs of liquidating trust assets	0	0	0	1,042	1,042
Provision for doubtful accounts	691	433	0	400	1,524
Impairment of long-lived assets	0	4,460	0	895	5,355
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	361,907	0	3,771	0	365,678
Total operating expenses	406,449	177,362	8,655	62,086	654,552
Income (loss) from operations	$42,724	$3,535	$2,552	$(61,682)	$(12,871)

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Operating Revenue

Management fees and buyout fees

Management fees were $25.6 million in the second quarter of 2012 compared to $24.4 million in the second quarter of 2011, an increase of $1.2 million or 4.9%.

North American Management variance

•             $1.5 million increase as a result of contractual management fee increases for one of our venture partners;

•             $0.6 million increase from stabilized communities;

•             $0.6 million increase from incentive management fees;

•             $0.3 million increase as a result of a management contract buyout fee;

•             $1.0 million decrease as a result of purchases of majority interests in 15 communities formerly held in ventures which were previously unconsolidated;

•             $0.6 million decrease from six communities that were consolidated during the second quarter of 2012 and sold on June 29, 2012;

•             $0.6 million decrease as a result of terminated management contracts;

•             $0.2 million decrease related to communities in lease-up;

United Kingdom Management variance

•             $0.3 million increase related to continued lease-up in certain communities;

•             $0.2 million increase from stabilized communities in the U.K;

•             $0.2 million increase in incentive management fees.

Resident fees for consolidated communities

Resident fees for consolidated communities were $135.7 million in the second quarter of 2012 compared to $110.7  million in the second quarter of 2011, an increase of $25.0 million or 22.6%.

Consolidated Communities variance

•             $15.1 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•           $6.8 million increase as a result of the March 2012 asset transfers from two ventures of five communities which became wholly-owned;

•             $1.6 million increase as a result of the February 2012 purchase of our partner’s 85% interest in a venture owning one community;

•             $0.5 million increase from three Canadian communities;

•             $0.3 million increase due to higher average occupancy;

•             $0.3 million decrease from decreases in average daily rates;

North American Management variance

•             $1.0 million increase in average daily rates from six New York venture communities.

Ancillary fees

Ancillary fees, included in our North American Management segment,  were $8.4 million in the second quarter of 2012 compared to $7.5 million in the second quarter of 2011, an increase of $0.9 million or 12.0%.

The increase in ancillary revenue is primarily attributable to higher care service fees from our New York health care properties.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.3 million in the second quarter of 2012 compared to $0.5 million in the second quarter of 2012.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $167.8 million in the second quarter of 2012 compared to $178.3 million in the second quarter of 2011, a decrease of $10.5 million or 5.9%.

North American Management variance

•        $10.7 million decrease due to 14 fewer communities being managed in 2012;

United Kingdom Management variance

•        $0.2 million decrease due to the types of costs being incurred.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $96.3 million in the second quarter of 2012 compared to $78.7 million in the second quarter of 2011, an increase of $17.6 million or 22.4%.

Consolidated Communities variance

•             $9.4 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•             $5.7 million increase from communities acquired from ventures which became wholly-owned;

•             $2.1 million increase from overall higher expenses in existing communities;

North American Management variance

•             $0.2 million increase in operating costs from six New York venture communities.

Community lease expense

Community lease expense increased $0.1 million from $19.1 million in the second quarter of 2011 to $19.2 million in the second quarter of 2012.  This increase in lease expense relates primarily to an increase in contingent rent for two communities (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $11.5 million in the second quarter of 2012 and $8.7 million in the second quarter of 2011, an increase of $2.8 million or 32.2%.

Consolidated Communities variance

•           $3.6 million increase associated with the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

North American Management variance

•             $0.5 million increase primarily related to the accelerated amortization of a management contract due to termination;

Corporate variance

•             $1.3 million decrease primarily related to certain computer hardware and software becoming fully depreciated.

Ancillary expenses

Ancillary expenses, included in our North American Management segment, were $7.7 million in the second quarter of 2012 compared to $7.0 million in the second quarter of 2011, an increase of $0.7 million or 10.0%.  The increase in ancillary expenses is primarily attributable to higher care service fees from our New York health care properties.

General and administrative

General and administrative expense was $25.2 million in the second quarter of 2012 compared to $27.6 million in the second quarter of 2011, a decrease of $2.4 million or 8.7%.

Corporate variance

•           $2.0 million decrease in legal and professional fees;

•           $1.7 million decrease in salaries, bonuses and severance expense;

•    $1.5 million decrease in costs related to general corporate expense including travel, training and other general office expenses;

•    $0.7 million increase due to the payment of a litigation settlement;

•           $0.6 million increase in stock compensation expense;

United Kingdom variance

•           $1.3 million increase related to higher allocated costs;

•           $0.2 million increase in salaries and contract labor.

Carrying costs of liquidating trust assets and idle land

Carrying costs of liquidating trust assets were $0.7 million and $0.6 million in the second quarter of 2012 and 2011, respectively.  The $0.1 million increase in 2012 was related to increased real estate taxes.

Provision for doubtful accounts

The provision for doubtful accounts was $1.2 million in the second quarter of 2012 compared to $0.1 million in the second quarter of 2011.   The increase of $1.1 million was primarily due to increases in reserves related to advances to ventures and ten operating communities leased from Senior Housing Properties Trust.

Impairment of long-lived assets

Impairment of long-lived assets was $16.3 million in the second quarter of 2012 related to ten communities leased from Senior Housing Properties Trust (refer to Note 6) and one land parcel.  In the second quarter of 2011, impairment of long-lived assets was $5.4 million relating to two land parcels and one community.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $167.2 million in the second quarter of 2012 compared to $179.3 million in the second quarter of 2011, a decrease of $12.1 million or 6.7%.

North American Management variance

•        $11.9 million decrease due to 14 fewer communities being managed in 2012;

United Kingdom Management variance

•        $0.2 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating (Expense) Income

Total other non-operating (expense) income was $(8.6) million and $6.0 million for the second quarter of 2012 and 2011, respectively.  The increase in other non-operating expense was primarily due to:

•                        $0.1 million increase in interest income;

•                        $4.0 million increase in interest expense primarily due to the AL US debt assumed in June 2011 and the debt related to 2012 acquisition transactions;

•                        $10.8 million decrease in gain on fair value resulting from a business combination related to the AL US transaction in 2011;

•                        $0.6 million increase in net foreign exchange losses detailed in the following table (in millions):

	Three Months Ended
	June 30,
	2012	2011
Canadian Dollar	$(1.3)	$(0.2)
British Pound	0.1	0.0
Euro	0.2	(0.2)
Total	$(1.0)	$(0.4)

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $3.4 million and $2.6 million for the second quarter of 2012 and 2011, respectively. In the second quarter of 2012, in connection with the sale of 16 venture-owned communities to Ventas, Inc., the associated debt was repaid in full.  As a result, our continuing involvement in those ventures ended as we were released from our operating deficit guarantee obligations to the lender.  We recognized $3.0 million in previously deferred gains as the result of the release.  In the second quarter of 2011, a $2.0 million gain was recognized when we received final payment on a land parcel from a buyer following zoning approval on the land.  The remaining gains in 2012 and 2011 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

	Three Months Ended
	June 30,
(in millions)	2012	2011
Sunrise’s share of earnings (losses) in unconsolidated communities	$2.6	$(2.5)
Return on investment in unconsolidated communities	22.5	3.4
	$25.1	$0.9

The increase in our share of earnings in unconsolidated communities of $5.1 million was primarily due to a $2.0 million decrease in our share of losses from one of our ventures which incurred recapitalization and transaction costs in 2011 when we increased our ownership percentage.  We also had smaller operating losses from our ventures, of which $2.1 million related to our communities in the U.K.

In May 2012, three ventures in which we hold an interest sold substantially all of their remaining assets to Ventas, Inc.  As a result of this transaction, we received $28.7 million in cash and recognized $21.7 million in return on investment.  In the second quarter of 2011, we recognized $2.7 million of gain when certain contractual obligations expired.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $1.2 million and $1.7 million for the second quarter of 2012 and 2011, respectively.  These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met and from the new venture with CHT.  The decrease in losses in 2012 is primarily the result of the reversal of default interest accrued through the end of 2011in the second quarter of 2012 for which payment was waived by the lender in June 2012.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $0.7 million and $0.8 million for the second quarter of 2012 and 2011, respectively. The expense relates primarily to state, local and international taxes. Our effective tax rate from continuing operations was 6.4% and 26.0% for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Loss from discontinued operations was $0.1 million and $0.2 million for the second quarter of  2012 and 2011, respectively.  Discontinued operations consists primarily of businesses and communities sold prior to 2012.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating Revenue

Management fees and buyout fees

Management fees were $49.9 million for the first six months of 2012 compared to $48.6 million for the first six months of 2011, an increase of $1.3 million or 2.7%.

North American Management variance

•             $2.4 million increase as a result of contractual management fee increases for one of our venture partners;

•             $1.0 million increase from stabilized communities;

•             $0.9 million increase from incentive management fees;

•             $0.3 million increase as a result of a management contract buyout fee;

•             $2.4 million decrease as a result of purchases of majority interests in 16 communities formerly held in ventures which were previously unconsolidated;

•             $1.0 million decrease as a result of terminated management contracts;

•             $0.6 million decrease from six communities that were consolidated during the second quarter of 2012 and sold on June 29, 2012;

•             $0.3 million decrease from communities in lease-up;

United Kingdom Management variance

•             $0.5 million increase from stabilized communities;

•             $0.4 million increase in incentive management fees;

•             $0.3 million increase related to continued lease-up in certain communities.

Resident fees for consolidated communities

Resident fees for consolidated communities were $264.9 million for the first six months of 2012 compared to $213.0 million for the first six months of 2011, an increase of $51.9 million or 24.4%.

Consolidated Communities variance

•             $36.9 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•             $7.7 million increase as a result of the March 2012 asset transfers from two ventures of five communities which became wholly-owned;

•             $2.2 million increase as a result of the February 2012 purchase of our partner’s 85% interest in a venture owning one community;

•             $1.4 million increase due to higher average occupancy;

•             $1.2 million increase from three Canadian communities;

•             $0.1 million increase from increases in average daily rates;

North American Management variance

•             $2.3 million increase primarily due to an increase in average daily rates from six New York venture communities.

Ancillary fees

Ancillary fees, included in our North American Management segment, were $16.3 million for the first six months of 2012 compared to $15.1 million for the first six months of 2011, an increase of $1.2 million or 7.9%.

The increase in ancillary revenue is primarily attributable to an increase of $1.5 million from higher care service fees from our New York health care properties partially offset by a $0.3 million decrease from the leasing of the six communities in a venture whose operations are now consolidated effective January 2011.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.5 million for the first six months of 2012 compared to $0.8 million for the first six months of 2012.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $341.9 million for the first six months of 2012 compared to $364.1 million for the first six months of 2011, a decrease of $22.2 million or 6.1%.

North American Management variance

•        $21.9 million decrease due to 14 fewer communities being managed in 2012;

United Kingdom Management variance

•        $0.3 million decrease due to the types of costs being incurred.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $187.8 million for the first six months of 2012 compared to $153.2 million for the first six months of 2011, an increase of $34.6 million or 22.6%.

Consolidated Communities variance

•             $23.0 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•             $6.5 million increase from communities acquired from ventures which became wholly-owned;

•             $4.6 million increase from overall higher expenses in existing communities;

•             $0.6 million decrease as a result of one domestic community’s prior year excess profit transfer to a capital reserve trust that did not reoccur during 2012;

North American Management variance

•             $0.9 million increase in operating costs from six New York venture communities.

Community lease expense

Community lease expense increased $0.6 million from $37.8 million for the first six months of 2011 to $38.4 million for the first six months of 2012.  This increase in lease expense relates primarily an increase in contingent rent for two communities.

Depreciation and amortization

Depreciation and amortization expense was $22.2 million for the first six months of 2012 and $16.0 million for the first six months of 2011, an increase of $6.2 million or 38.8%.

Consolidated Communities variance

•             $7.5 million increase associated with the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities and the communities transferred from ventures in March 2012;

North American Management variance

•             $1.1 million increase was primarily related to the accelerated amortization of a management contract due to termination;

Corporate variance

•             $2.4 million decrease was primarily related to certain computer hardware and software becoming fully depreciated.

Ancillary expenses

Ancillary expenses, included in our North American Management segment, were $15.1 million for the first six months of 2012 compared to $14.0 million for the first six months of 2011, an increase of $1.1 million or 7.9%.

The increase in ancillary expenses is primarily attributable to an increase of $1.4 million from higher care service fees from our New York health care properties partially offset by a $0.3 million decrease from the leasing of the six communities in a venture whose operations were consolidated effective January 2011.

General and administrative

General and administrative expense was $53.9 million for the first six months of 2012 compared to $60.0 million for the first six months of 2011, a decrease of $6.1 million or 10.2%.

Corporate variance

•             $4.0 million decrease in severance expense;

•             $3.8 million decrease in salaries and bonuses;

•             $2.8 million decrease in costs related to general corporate expense including travel, training and other general office expenses;

•             $2.2 million decrease in legal and professional fees;

•             $3.8 million increase due to the accrual of a loss contingency reserve;

•             $1.1 million increase in stock compensation expense;

United Kingdom variance

•             $2.2 million increase primarily related to higher allocated costs;

•             $0.5 million decrease in salaries and contract labor.

Carrying costs of liquidating trust assets and idle land

Carrying costs of liquidating trust assets were $1.3 million and $1.0 million for the first six months of 2012 and 2011, respectively.  The $0.3 million increase in 2012 was related to increased maintenance costs and higher real estate taxes.

Provision for doubtful accounts

The provision for doubtful accounts was $2.0 million for the first six months of 2012 compared to $1.5 million for the first six months of 2011.  The increase of $0.5 million or 33.3% was primarily due an increase in the reserves for ten communities leased from Senior Housing Properties Trust.

Impairment of long-lived assets

Impairment of long-lived assets was $16.9 million for the first six months of 2012 related to ten operating communities leased from Senior Housing Properties Trust (refer to Note 6), two land parcels and a condominium development project.  Impairment of long-lived assets was $5.4 million for the first six months of 2011 related to two land parcels and one community.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $341.7 million for the first six months of 2012 compared to $365.7 million for the first six months of 2011, a decrease of $24.0 million or 6.6%.

North American Management variance

•                        $23.7 million decrease due to 14 fewer communities being managed in 2012;

United Kingdom Management variance

•                        $0.3 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating (Expense) Income

Total other non-operating (expense) income was $(8.5) million and $6.3 million for the first six months of 2012 and 2011, respectively.  The increase in other non-operating expense was primarily due to:

•                        $0.6 million decrease in interest income;

•                        $10.3 million increase in interest expense primarily due to the issuance of junior subordinated convertible notes in April 2011, the AL US debt assumed in June 2011, draws on the Credit Facility and the debt related to 2012 acquisition transactions;

•                        $3.8 million decrease in gain on fair value resulting from business combinations related to more gain recognized from the 2011 transactions compared to the 2012 transactions;

•                        $0.8 million decrease in net foreign exchange gains detailed in the following table (in millions):

	Six Months Ended
	June 30,
	2012	2011
Canadian Dollar	$(0.3)	$1.2
British Pound	0.0	(0.1)
Euro	0.1	(0.5)
Total	$(0.2)	$0.6

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $4.5 million and $3.1 million for the first six months of 2012 and 2011, respectively. In the second quarter of 2012, in connection with the sale of 16 venture-owned communities to Ventas, Inc., the associated debt was repaid in full.  As a result, our continuing involvement in those ventures ended as we were released from our operating deficit guarantee obligations to the lender.  We recognized $3.0 million in previously deferred gains as the result of the release.  In the second quarter of 2011, a $2.0 million gain was recognized when we received final payment on a land parcel from a buyer following zoning approval on the land.  The remaining gains in 2012 and 2011 primarily resulted from transaction which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

	Six Months Ended
	June 30,
(in millions)	2012	2011
Sunrise’s share of earnings (losses) in unconsolidated communities	$2.6	$(9.3)
Return on investment in unconsolidated communities	25.9	4.5
Impairment of investment	0.0	(2.0)
	$28.5	$(6.8)

The increase in our share of earnings in unconsolidated communities of $11.9 million was primarily due to a $6.9 million decrease in our share of losses from one of our ventures which incurred recapitalization and transaction costs in 2011 when we increased our ownership percentage.  We also had smaller operating losses from our ventures, of which $3.6 million related to our communities in the U.K.

In May 2012, three ventures in which we hold interests sold substantially all of their property to Ventas, Inc.  As a result of this transaction, we received $28.7 million in cash and recognized $21.7 million return on investment.  In 2011, we recognized $2.7 million of gain when certain contractual obligations expired.

Distributions from investments where the equity method has been suspended were $2.4 million higher in 2012 than 2011.

In 2011, we considered our equity investment in one of our ventures to be impaired, based on economic challenges and defaults under the venture’s construction loan agreements, and wrote down the equity investment by $2.0 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $4.7 million and $4.8 million for the first six months of 2012 and 2011, respectively.  These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met and from the new venture with CHT.  The decrease in losses in 2012 is primarily the result of the reversal of default interest accrued through the end of 2011 for which payment was waived by the lender in June 2012.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $1.3 million and $1.5 million for the first six months of 2012 and 2011, respectively. The expense relates primarily to state, local and international taxes. Our effective tax rate from continuing operations was 9.3% and (10.3)% for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Income from discontinued operations was $0.3 million and $1.1 million for the first six months of 2012 and 2011, respectively.  Discontinued operations consists primarily of businesses and communities sold prior to 2012.

Liquidity and Capital Resources

Overview

We had $54.8 million and $49.5 million of unrestricted cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012, we have no draws and $10.2 million in letters of credit outstanding against our Credit Facility.

In October 2012, our German restructure note will mature and we may be required to pay under the guarantee if we are unable to sell the mortgaged assets.  As of June 30, 2012, the amount of this guarantee is $24.2 million.  Since 2010 and through 2012, we sold or intend to sell certain communities and land parcels that are held as collateral for the German lenders (the “liquidating trust” more fully described under “Debt – Germany Restructure Notes” below).  We have one closed community and seven land parcels as of June 30, 2012 remaining to sell in the liquidating trust which are reflected in our consolidated balance sheets in “Assets held in the liquidating trust”.  To the extent we are unable to sell all of these assets at their estimated value by October 2012, we may be required to fund the remaining minimum payment under the guarantee which was $24.2 million as of June 30, 2012.  Based on our estimate of likely property sales by October 2012, we believe that we may be required to fund the full amount due under the guarantee.  We believe that our operations, available cash and asset sales will generate sufficient cash to meet any such obligation.  If we are required to fund the remaining minimum payment under the guarantee, any assets held as collateral for the German lenders at the time of payment will be released from the liquidating trust and we will thereafter be entitled to sell, develop, finance or otherwise transact such assets for our own account.  As of June 30, 2012, the remaining assets in the liquidating trust are comprised of: a closed Sunrise community in Lorton, VA, a partially developed Sunrise community in Burlingame, CA, a partially developed Sunrise community in Torrance, CA, a 1.5 acre land parcel in Holbrook, NY, a 5.3 acre land parcel in Boynton Beach, FL, a 5 acre land parcel in Beaconsfield, Ontario, a 3.1 acre land parcel in Farmington Hills, MI, and a 2 acre land parcel in Aurora, CO.

Debt

At June 30, 2012 and December 31, 2011, we had $520.1 million and $593.7 million, respectively, of outstanding debt with a weighted average interest rate of 4.13% and 4.12%, respectively, as follows (in thousands):

	June 30,	December 31,
	2012	2011
AL US debt (1)	$329,152	$334,567
Community mortgages	66,526	94,641
Liquidating trust notes	24,161	26,255
Convertible subordinated notes	86,250	86,250
Credit facility	0	39,000
Other	3,742	4,903
Variable interest entity	21,385	21,770
Total principal amount of debt	531,216	607,386
Less: Discount on loans assumed at fair value	(11,142)	(13,721)
	$520,074	$593,665

(1) The carrying value of the debt at June 30, 2012 was $318.8 million.

Of the outstanding debt at June 30, 2012, we had $87.6 million of fixed-rate debt with a weighted average interest rate of 5.03% and $432.5 million of variable rate debt with a weighted average interest rate of 3.95%.  Consolidated debt of $1.4 million was in default as of June 30, 2012.  We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at June 30, 2012 are as follows (in thousands):

	Mortgages,	Variable	Liquidating	Convertible
	Wholly-Owned	Interest	Trust	Subordinated
	Properties	Entity Debt	Note	Notes	Other	Total

Default	$0	$1,365	$0	$0	$0	$1,365
3rd Qtr. 2012	0	390	0	0	340	730
4th Qtr. 2012	0	0	24,161	0	680	24,841
2013	20,849	810	0	0	2,041	23,700
Thereafter	374,829	18,820	0	86,250	681	480,580
	395,678	21,385	24,161	86,250	3,742	531,216
Discount on loans assumed at fair value	(10,317)	0	0	0	(825)	(11,142)
	$385,361	$21,385	$24,161	$86,250	$2,917	$520,074

Santa Monica Debt, Connecticut Avenue Debt and Debt Transfer from Master MetSun Two, L.P. and Master MetSun Three, L.P.

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner that owned an 85% Partner Interest in Santa Monica.  Simultaneously, with the closing of the transaction (refer to Note 4), we entered into new loans with Prudential Insurance Company of America to pool Santa Monica with the Connecticut Avenue community and financed the two assets with senior debt.  The principal amount of the new loans in the aggregate was $55.0 million with an interest rate of 4.66%.  The loans had a seven year term that would have matured on March 1, 2019.  The proceeds of the new loans were used (i) to pay off $27.8 million of debt on the Connecticut Avenue community; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

On March 20, 2012, two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration. The transferred venture subsidiaries indirectly owned five senior living facilities and one land parcel. The assets were encumbered by approximately $119.7 million of existing mortgage debt which was consolidated in our financial results commencing March 20, 2012 until June 29, 2012 (see below). This mortgage debt was non-recourse to us with respect to principal repayment, and no new obligations were required by the mortgage lenders as a result of the transfer. The assets were separated into two loan pools, with one lender financing a pool of three communities (“Pool A”) and another lender financing a pool of two communities plus the land parcel (“Pool B”).

On June 29, 2012, the debt relating to Santa Monica and the Connecticut Avenue community was transferred to a new venture between us and CHT along with the related assets.  The Pool A and Pool B debt was refinanced as part of the asset transfer to the new venture (refer to Note 4).

Canadian Debt

The loan on three communities in Canada matured in April 2011.  In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee in August 2015;  (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities.  The loan balance was $45.7 million as of June 30, 2012.

AL US Debt

In June 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million in connection with our purchase of an 80% ownership interest in a joint venture entity, AL US, that owned 15 senior living communities.  Immediately following the closing of the transaction, we entered into an amendment to the loan.  The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default occurs under the loan; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type.  We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The fair value balance of the loan as of June 30, 2012 was $318.8 million and the face amount was $329.2 million.

Germany Restructure Notes

We previously owned nine communities in Germany which were subject to substantial debt.  During 2010 and 2009, we restructured or paid a significant portion of the debt.  As part of the restructuring, we granted mortgages for the benefit of certain lenders on certain of our unencumbered North American properties (the “liquidating trust”).

In April 2010, we executed the definitive documentation with the lenders party to the restructuring agreements.  As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation, October 2012, for the restructuring, the lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments.  We have sold 12 North American properties in the liquidating trust for gross proceeds of approximately $28.5 million through June 30, 2012. As of June 30, 2012, the electing lenders have received net proceeds of $25.5 million as a result of sales from the liquidating trust.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans.  The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral.  As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings.  As of June 30, 2012, the notes for the liquidating trust assets are accounted for under the fair value option.  The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. The notes are subject to our minimum payment guarantee (Refer to “Liquidity and Capital Resources — Overview”).  The balance as of June 30, 2012 was $24.2 million.

In April 2010, we entered into a settlement agreement with another lender who was not party to the restructuring agreement mentioned above of one of our German communities.  The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans.  Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community.  In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing.  The payment is secured by a non-interest bearing note.  We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate.  The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The balance of the note as of June 30, 2012 was $2.9 million.

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

As of June 30, 2012, there were no draws against the Credit Facility and $10.2 million in letters of credit outstanding.  We have $39.8 million borrowing availability under the Credit Facility at June 30, 2012.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.3 billion with near-term scheduled debt maturities of $0.1 billion for the remainder of 2012, and $0.7 billion of debt that is in default as of June 30, 2012.  The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates.  In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.3 billion of the total venture debt.  Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity.  We have non-controlling interests in these ventures.

One of the venture mortgage loans described above is in default at June 30, 2012 due to a violation of certain loan covenants.  The mortgage loan balance was $0.6 billion as of June 30, 2012.  The loan is collateralized by 15 communities owned by the venture located in the United Kingdom.  The lender has rights which include foreclosure on the communities and/or termination of our management agreements.  The venture is in discussions with the lender regarding the possibility of entering into a loan modification.  During 2011, we recognized $9.0 million in management fees from this venture and $4.3 million for the six months ended June 30, 2012.  Our United Kingdom Management segment reported $1.6 million in income from operations in 2011 and $1.1 million and $1.9 million for the three and six months ended June 30, 2012, respectively.  Our investment balance in this venture was zero at June 30, 2012.

Senior Living Condominium and Assisted Living/Amenities Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living/amenities component with each component owned by a different venture.  In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time.  We account for the condominium and assisted living/amenities ventures under the profit-sharing method of accounting, and our liability carrying value at June 30, 2012 was $11.8 million for the two ventures.  We recorded losses of $0.5 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $4.0 million and $4.8 million for the six months ended June 30, 2012 and 2011, respectively.

Condominium Venture

We are obligated to our partner on the condominium venture to fund operating shortfalls.  We have funded $2.2 million under the guarantee through June 30, 2012, of which $0.1 million was funded in 2012.  In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.  We have experienced lower sales and pricing than had been forecasted and we believe the partners have no remaining equity in the condominium project.  Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls. As of June 30, 2012, the loan of $117.3 million for the residential condominium venture was in default.  We have accrued $3.5 million in default interest, late fees and other lender-related fees relating to these loans.  In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to foreclose on the assets of the residential condominium venture.  Without terminating the foreclosure proceedings, the lenders sold their interest in the debt to a new lender in June 2012.  The debt remains in default and we are in discussions with the new lender.  We have no basis in the assets.

Assisted Living/Amenities Venture

In June 2012, the assisted living/amenities venture refinanced its existing mortgage financing with new mortgage financing provided by Eagle Bank.  The new loan has a principal amount of $26.0 million, a floor interest rate of 5.5% and a term of three years.  As a result of the refinancing, we have been released from our obligation to fund operating deficits and to pay default interest previously accrued by us through December 31, 2011 totaling approximately $2.4 million to the prior mortgage lender.  Also, in connection with the refinancing, we funded approximately $6.0 million on behalf of the venture, leading to a modification of joint venture terms.  Return of our new funding will have priority over existing equity and the venture partner’s total return will be capped at its capital contribution of $6.5 million.  Return of outstanding operating deficit and cost overruns of approximately $8.2 million to us will be subordinate to the return of capital of both venture partners.

Off-Balance Sheet Arrangements

We have had no material changes in our off-balance sheet arrangements since December 31, 2011.

Guarantees

Refer to Note 12, Commitments and Contingencies, for a discussion of guarantees outstanding at June 30, 2012.

Cash Flows

Net cash provided by (used in) operating activities was $53.4 million and $(5.4)  million for the six months ended June 30, 2012 and 2011, respectively, an increase of $58.8 million.  This change in cash provided by operations was primarily due to higher net income, net of adjusting items, of $40.3 million, a decrease of cash used in working capital of $17.6 million and a decrease in cash used in discontinued operations of $0.9 million.

Net cash provided by (used in) investing activities was $93.2 million and $(42.8) million for the six months ended June 30, 2012 and 2011, respectively, an increase of $136.0 million.  The change in cash provided by investing activities was primarily due to the sale of assets, including seven communities sold to a venture, of $137.2 million in 2012.

Net cash (used in) provided by financing activities was $(141.4) million and $46.5 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $187.9 million.  This change was primarily due to increased repayments of debt of $159.7 million associated with transactions and decreased debt borrowings of $31.1 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to all timely decisions regarding required disclosure.  Based on that evaluation, these officers concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares of Common Stock

Our repurchases of shares of our common stock for the three months ended June 30, 2012 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 – April 30, 2012	0	$0.00	0	0
May 1 – May 31, 2012	16,905	$6.69	0	0
June 1 – June 30, 2012	28,235	$5.68	0	0
Total	45,140	$6.06	0	0

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of August 2012.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer

INDEX OF EXHIBITS

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Transfer Agreement dated June 4, 2012 by and among Sunrise Senior Living Investments, Inc., CHT Partners, LP and Sunrise Senior Living Management, Inc. (Schedules and exhibits to the Transfer Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.)	8-K	July 6, 2012	2.1

10.1	2008 Omnibus Incentive Plan, as amended.+	Def 14A	March 23, 2012	A

10.2	Form of Executive Restricted Stock Unit Agreement for Executive Officers with Employment Agreement (2008 Omnibus Incentive Plan, as amended).*+	N/A	N/A	N/A

10.3	Form of Executive Performance Unit Agreement for Executive Officers with Employment Agreement (2008 Omnibus Incentive Plan, as amended).*+	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

101.INS	XBRL Instance Document	Furnished with this report

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report

101.CAL	XBRL Taxonomy Calculation Document Linkbase Document	Submitted electronically with this report

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

*       Filed herewith.

+       Represents management contract or compensatory plan or arrangement.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, respectively; (ii) the Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; and (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, respectively, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.