Form 10-Q
period 2012-09-30
SUNRISE SENIOR LIVING INC
filed 2012-11-07
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 58,379,015 shares of the Registrant’s common stock outstanding at October 31, 2012.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except per share and share amounts)	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106,462	$49,549
Accounts receivable, net	47,744	40,538
Due from unconsolidated communities	12,058	17,926
Deferred income taxes, net	24,047	19,912
Restricted cash	50,691	47,873
Assets held for sale	5,929	1,025
Prepaid expenses and other current assets	27,622	12,290
Total current assets	274,553	189,113
Property and equipment, net	552,756	624,585
Intangible assets, net	35,046	38,726
Investments in unconsolidated communities including those accounted for under the profit-sharing method	19,392	42,925
Restricted cash	184,339	183,622
Restricted investments in marketable securities	2,690	2,479
Assets held in the liquidating trust	20,912	23,649
Other assets, net	9,811	13,269
Total assets	$1,099,499	$1,118,368

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$24,344	$77,861
Outstanding draws on bank credit facility	0	39,000
Liquidating trust notes, at fair value	24,161	26,255
Accounts payable and accrued expenses	173,525	134,157
Due to unconsolidated communities	288	404
Deferred revenue	10,538	11,804
Entrance fees	17,845	19,618
Self-insurance liabilities	42,560	42,004
Total current liabilities	293,261	351,103
Debt, less current maturities	470,201	450,549
Investments accounted for under the profit-sharing method	15,632	12,209
Self-insurance liabilities	39,414	43,611
Deferred gains on the sale of real estate and deferred revenues	0	8,184
Deferred income tax liabilities	24,047	19,912
Interest rate swap	19,966	21,359
Other long-term liabilities, net	94,276	109,548
Total liabilities	956,797	1,016,475
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value, 120,000,000 shares authorized, 58,389,117 and 57,640,010 shares issued and outstanding, net of 658,435 and 509,577 treasury shares, at September 30, 2012 and December 31, 2011, respectively	584	576
Additional paid-in capital	496,788	487,277
Retained loss	(352,543)	(385,294)
Accumulated other comprehensive loss	(8,234)	(5,932)
Total stockholders’ equity	136,595	96,627
Noncontrolling interests	6,107	5,266
Total equity	142,702	101,893
Total liabilities and equity	$1,099,499	$1,118,368

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Operating revenue:
Management fees	$24,855	$23,496	$74,510	$72,110
Buyout fee	1,200	3,044	1,450	3,044
Resident fees for consolidated communities	121,599	120,855	376,067	323,027
Ancillary fees	8,460	7,641	24,754	22,751
Professional fees from development, marketing and other	521	553	999	1,398
Reimbursed costs incurred on behalf of managed communities	167,251	179,038	509,132	543,168
Total operating revenues	323,886	334,627	986,912	965,498
Operating expenses:
Community expense for consolidated communities	85,442	87,159	264,400	231,832
Community lease expense	16,315	18,746	53,454	55,071
Depreciation and amortization	9,624	10,536	31,442	26,165
Ancillary expenses	7,924	7,127	23,063	21,099
General and administrative	44,003	28,263	97,871	88,216
Carrying costs of liquidating trust assets and idle land	490	658	1,780	1,700
Provision for doubtful accounts	111	990	1,968	2,450
Impairment of long-lived assets	805	2,899	15,860	8,254
Gain on financial guarantees and other contracts	0	0	0	(12)
Costs incurred on behalf of managed communities	167,994	180,275	509,668	545,953
Total operating expenses	332,708	336,653	999,506	980,728
Loss from operations	(8,822)	(2,026)	(12,594)	(15,230)
Other non-operating income (expense):
Interest income	167	705	771	1,868
Interest expense	(6,157)	(6,373)	(22,646)	(12,537)
Gain on fair value resulting from business combinations, including pre-existing investments	0	0	7,470	11,250
Gain on fair value of liquidating trust note	0	0	0	88
Other income (expense)	2,151	(2,590)	2,062	(2,618)
Total other non-operating expense	(3,839)	(8,258)	(12,343)	(1,949)
Gain on the sale and development of real estate and equity interests	0	727	4,457	3,817
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	32,445	5,304	60,994	(1,454)
Loss from investments accounted for under the profit-sharing method	(1,202)	(2,096)	(5,873)	(6,860)
Income (loss) before provision for income taxes and discontinued operations	18,582	(6,349)	34,641	(21,676)
Benefit from (provision for) income taxes	1,559	(72)	264	(1,575)
Income (loss) before discontinued operations	20,141	(6,421)	34,905	(23,251)
Discontinued operations, net of tax	1,491	(1,906)	(255)	(502)
Net income (loss)	21,632	(8,327)	34,650	(23,753)
Less: Income attributable to noncontrolling interests, net of tax	(509)	(407)	(1,899)	(1,408)
Net income (loss) attributable to common shareholders	$21,123	$(8,734)	$32,751	$(25,161)

Earnings per share data:
Basic net income (loss) per common share
Income (loss) before discontinued operations	$0.34	$(0.12)	$0.57	$(0.43)
Discontinued operations, net of tax	0.03	(0.03)	0.00	(0.01)
Net income (loss)	$0.37	$(0.15)	$0.57	$(0.44)

Diluted net income (loss) per common share
Income (loss) before discontinued operations	$0.33	$(0.12)	$0.55	$(0.43)
Discontinued operations, net of tax	0.02	(0.03)	0.00	(0.01)
Net income (loss)	$0.35	$(0.15)	$0.55	$(0.44)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income (loss)	$21,632	$(8,327)	$34,650	$(23,753)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,650)	2,587	(1,605)	1,466
Equity interest in investee’s other comprehensive income (loss)	211	(540)	431	87
Unrealized gain (loss) on investments	105	(171)	225	(109)
Unrealized losses on interest rate swap
Unrealized holding losses arising during the period	(1,276)	(7,562)	(4,309)	(9,744)
Less: Reclassification for losses included in income	998	1,024	2,956	1,349
Unrealized losses on interest rate swap, net	(278)	(6,538)	(1,353)	(8,395)
Comprehensive income (loss)	20,020	(12,989)	32,348	(30,704)
Less: Comprehensive income attributable to noncontrolling interest	(614)	(236)	(2,124)	(1,299)
Comprehensive income (loss) attributable to common shareholders	$19,406	$(13,225)	$30,224	$(32,003)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$34,650	$(23,753)
Less: Net loss from discontinued operations	255	502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(4,457)	(3,817)
Gain on fair value of liquidating trust notes	0	(88)
Loss from investments accounted for under the profit-sharing method	5,873	6,860
Gain on fair value resulting from business combinations, including pre-existing investments	(7,470)	(11,250)
Sunrise’s share of (earnings) loss and return on investment in unconsolidated communities	(60,994)	1,454
Distributions of earnings from unconsolidated communities	84,815	8,176
Gain on financial guarantees and other contracts	0	(12)
Provision for doubtful accounts	1,968	2,450
Depreciation and amortization	31,442	26,165
Amortization of financing costs, debt discount and guarantee liabilities	4,538	2,268
Impairment of long-lived assets	15,860	8,254
Stock-based compensation	7,825	5,895
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(11,139)	(6,476)
Due from unconsolidated communities	7,648	1,732
Prepaid expenses and other current assets	(16,913)	(1,489)
Captive insurance restricted cash	(351)	5,138
Other assets	1,957	2,020
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	19,874	9,418
Entrance fees	(1,773)	(1,430)
Self-insurance liabilities	(3,434)	892
Deferred gains on the sale of real estate and deferred revenues	(550)	(6,255)
Net cash used in discontinued operations	(129)	(937)
Net cash provided by operating activities	109,495	25,717
Investing activities
Capital expenditures	(7,295)	(7,392)
Net (funding of) proceeds from investment accounted for under the profit-sharing method	(4,693)	132
Acquisition of communities, net of cash acquired	(29,188)	(45,292)
Dispositions of assets	137,427	6,130
Change in restricted cash	(4,398)	6,953
Investments in unconsolidated communities	(1,253)	(13,713)
Net cash provided by discontinued operations	2,578	5,568
Net cash provided by (used in) investing activities	93,178	(47,614)
Financing activities
Net proceeds from exercised options	2,182	1,395
Issuance of junior subordinated convertible debt	0	86,250
Additional borrowings of debt	55,125	0
Repayment of credit facility	(39,000)	0
Repayment of debt	(158,844)	(32,052)
Repayment of liquidating trust notes	(2,094)	(11,921)
Financing costs paid	(2,071)	(4,233)
Distributions to noncontrolling interests	(1,058)	(1,331)
Net cash (used in) provided by financing activities	(145,760)	38,108
Net increase in cash and cash equivalents	56,913	16,211
Cash and cash equivalents at beginning of period	49,549	66,720
Cash and cash equivalents at end of period	$106,462	$82,931

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine months ended September 30, 2012 and 2011 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K, as amended on March 15, 2012.  Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  We have reclassified certain amounts to conform with the current period presentation.

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

The following ASUs were issued in 2012.

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

ASU 2012-03, Technical Amendments and Corrections to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22, was issued in August 2012 and was effective upon issuance.  ASU 2012-03 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2012-04, Technical Corrections and Improvements, was issued in October 2012 and includes conforming and generally nonsubstantive changes to the Codification.  It was effective immediately upon issuance except for amendments subject to transition guidance which are effective for us January 1, 2013.  ASU 2012-04 did not and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3.  Proposed Merger with Health Care REIT, Inc. and Sale of Sunrise Senior Living, Inc.’s Management Business

On August 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Health Care REIT, Inc. (“HCN”), pursuant to which the parties agreed that, upon satisfaction of the terms and subject to the conditions set forth in the Merger Agreement, HCN would acquire us in an all-cash merger in which our stockholders would receive $14.50 in cash for each share of Sunrise common stock.

The transaction will occur through two mergers. First, we will engage in a holding company merger (the “Holding Company Merger”) involving Brewer Holdco, Inc., a newly formed wholly owned subsidiary of Sunrise (“Holdco”), and Brewer Holdco Sub, Inc., a newly formed wholly owned subsidiary of Holdco (“Holdco Sub”). In the Holding Company Merger, Holdco Sub will merge with and into Sunrise, with Sunrise surviving as a wholly owned subsidiary of Holdco. Each issued and outstanding share of Sunrise common stock will convert into one share of Holdco common stock in the Holding Company Merger.

Second, promptly after the Holding Company Merger, Red Fox, Inc., a newly formed wholly owned subsidiary of HCN (“Merger Sub”), will merge with and into Holdco, with Holdco surviving as a wholly owned subsidiary of HCN (the “Merger”). In the Merger, each share of Holdco common stock will convert into the right to receive $14.50 in cash, subject to possible increase in the circumstances described below (the “Merger Consideration”).

The closing of the Merger (the “Closing”) is conditioned on (1) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Sunrise common stock; (2) expiration or termination of applicable waiting periods for the Merger under the Hart Scott Rodino Act; (3) completion of certain reorganization transactions in all material respects so that Sunrise’s real estate assets and equity interests in subsidiaries and joint ventures that hold real estate (the “real estate business”) and Sunrise’s subsidiaries that operate and manage senior living facilities (the “management business”) are held in separate Sunrise subsidiaries (the “Reorganization”); (4) material compliance with covenants; (5) accuracy of each party’s representations, subject to materiality thresholds; and (6) absence of injunctions or orders that prohibit or restrain the consummation of the Mergers (together, the “Closing Conditions”). The reorganization transactions are being effected because, pursuant to the Merger Agreement, HCN may request Sunrise to sell its management business to a third party (the “Management Business Sale”) or spin-off its management business contemporaneously to the Closing. As part of the Reorganization, immediately following the Holding Company Merger and prior to the Merger, Sunrise will be converted from a corporation into a Delaware limited liability company (the “Management Business LLC”) and its real estate business will be distributed to Holdco.

The Closing will occur on the later of (1) the 3-month anniversary of the date of the Merger Agreement (the “Target Closing Date”) and (2) the second business day following the satisfaction or waiver of each of the conditions to Closing. The completion of the Management Business Sale (or, if such sale does not occur and Health Care REIT requests that Sunrise spin off its management business, the spin-off of the management business) is not a closing condition, but Prior to completion of the Merger, HCN has a right to extend the Target Closing Date on one or more occasions (“Extension Right”) to a date that is no later than the first anniversary of the date of the Merger Agreement for purposes of completing the Management Business Sale (or, if such sale does not occur and HCN requests that Sunrise spin off its management business, the spin-off of the management business) or to receive certain state regulatory approvals.  If HCN exercises its Extension Right and the Closing Conditions are satisfied or waived, but the Closing has not occurred on or prior to the 6-month anniversary of the date of the Merger Agreement, then the Merger Consideration shall be increased by $0.007621 for each day during the period commencing on the 6-month anniversary of the date of the Merger Agreement and ending on the Closing. The Closing is currently anticipated to occur early in 2013.

If the Management Business Sale is completed, HCN may request Sunrise and Holdco to declare a cash dividend (the “Distribution”) to Sunrise or Holdco stockholders of record as of immediately prior to the Closing up to an aggregate amount equal to the after-tax proceeds to Sunrise or Holdco from the Management Business Sale, subject to Delaware law. In such circumstances, the Merger Consideration will be decreased by an amount equal to the per share Distribution.  However, in all cases, the sum of the per share Merger Consideration and the per share Distribution,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

if any, will equal the transaction consideration of $14.50 (subject to increase under certain circumstances if HCN exercises its Extension Right).  The Distribution is not a Closing Condition.

Upon completion of the Merger, equity awards outstanding under Sunrise’s equity compensation plans will be treated as follows: (i) each stock option will vest and be converted into the right to receive cash in an amount equal to the excess of the per share Merger Consideration over the exercise price per share for such stock option, (ii) each restricted stock unit or share of restricted stock will vest and be converted into the right to receive cash in an amount equal to the per share Merger Consideration, and (iii) each performance unit will vest (at the maximum level for performance units with a 2011-2013 performance period, and either at the target level if the Merger is completed before July 1, 2013 or at the maximum level if the Merger is completed on or after July 1, 2013 for performance units with a 2012-2014 performance period) and be converted into the right to receive cash in an amount equal to the per share Merger Consideration, in each case net of withholding taxes.

Sunrise and HCN have made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains covenants that require Sunrise to call and hold a shareholder meeting and, subject to certain exceptions, require the Board of Directors of Sunrise to recommend to its shareholders the adoption of the Merger Agreement. Sunrise is also prohibited from soliciting alternative acquisition proposals and from providing certain information to, or engaging in discussions with, third parties, subject to certain exceptions.

The Merger Agreement also provides for certain termination rights for both Sunrise and HCN. Upon termination of the Merger Agreement under specified circumstances, Sunrise may be required to pay HCN a termination fee of $40 million.

On September 13, 2012, in conjunction with the Merger Agreement above, Red Fox Management, LP (“Buyer”), a new entity formed by affiliates of Kohlberg Kravis Roberts & Co. L.P., Beecken Petty O’Keefe & Company and Coastwood Senior Housing Partners LLC, entered into a Membership Interest Purchase Agreement (the “Management Business Sale Agreement”) with Sunrise and Holdco to acquire Sunrise’s management business for approximately $130 million. HCN will also acquire a 20% interest in the Buyer.  Pursuant to the Management Business Sale Agreement, Holdco (which, immediately following the Holding Company Merger, will be the sole member of the Management Business LLC) will sell the Management Business LLC to the Buyer (or a wholly owned subsidiary of the Buyer) immediately following the completion of the Holding Company Merger and the Reorganization and immediately prior to the completion of the Merger.

The Management Business Sale Agreement provides that it will automatically terminate upon the termination of the Merger Agreement and provides for certain other termination rights for both Sunrise and the Buyer.  The consummation of the Management Business Sale is conditioned on the satisfaction or waiver of customary closing conditions, including (1) expiration or termination of applicable waiting periods for the Management Business Sale under the Hart Scott Rodino Act; (2) receipt of certain state approvals; and (3) completion of the Reorganization by Sunrise in all material respects.

Other materials terms of the Merger Agreement are described in our current report on Form 8-K filed on August 22, 2012 and other filings we have made with the Commission.  Other material terms of the Management Business Sale Agreement are described in our current report on Form 8-K filed on September 17, 2012 and other filings we have made with the Commission.

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

Interest Rate Swap

In connection with our purchase of our partner’s interest in AL US Development Venture, LLC (“AL US”) in 2011, we assumed the mortgage debt and an interest rate swap.  We then entered into a new interest rate swap arrangement that extended the term of the existing interest rate swap to be coterminous with the maturity extension of the mortgage debt (extended from June 2012 to June 2015).  We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the one-month LIBOR rate.  As a result, we will pay a fixed rate of 3.2% plus the applicable spread of 175 basis points as opposed to a floating rate equal to the one-month LIBOR rate plus the applicable spread of 175 basis points on a notional amount of $259.4 million through the maturity date of the loan.  The agreement includes a credit-risk-related contingency feature whereby the derivative counterparty has incorporated the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty.  The failure to comply with the loan covenant provisions would result in being in default on any derivative instrument obligations covered by the agreement.  We have not posted any collateral related to this agreement.  As of September 30, 2012, the derivative is in a liability position and has a fair value of $20.0 million.  If we had breached any of these loan covenant provisions at September 30, 2012, we could have been required to settle our obligations under the agreement at their termination value of approximately $20.4 million. The difference between the fair value liability and the termination liability represents an adjustment for accrued interest.

We have designated the derivative as a cash flow hedge.  The derivative value is based on the prevailing market yield curve on the date of measurement.  We also consider Sunrise’s credit risk in the calculation of the fair value of the swap.  We evaluate the hedge effectiveness of the derivative both at inception and on an on-going basis.  For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

recognized in earnings.  Approximately $4.0 million of losses, which are included in accumulated other comprehensive (loss) income (“AOCI”), are expected to be reclassified into earnings in the next 12 months as an increase to interest expense.

The following table details the fair market value as of September 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Liabilities	2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$19,966	$0	$19,966	$0

The following table details the impact of the derivative instrument on the consolidated statements of operations and other comprehensive income (loss) for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Loss on interest rate swap recognized in OCI	OCI	$(1,276)	$(7,562)	$(4,309)	$(9,744)
Loss reclassified from AOCI into income (effective portion)	Interest expense	(998)	(1,024)	(2,956)	(1,349)
(Loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other expense	(41)	(172)	(125)	132

Restricted Investments in Marketable Securities

The following table details the restricted investments in marketable securities measured at fair value as of September 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Assets	2012	(Level 1)	(Level 2)	(Level 3)
Restricted investments in marketable securities	$2,690	$2,690	$0	$0

The restricted investments in marketable securities relate to a consolidated entity in which we have control but no ownership interest.  We consolidate this entity as we are the primary beneficiary.

Assets Held for Sale, Assets Held and Used and Liquidating Trust Assets

The following table details the assets held for sale and assets held and used that were impaired in 2012, excluding impairment charges of $1.3 million on sold assets. Total impairment losses also includes $1.8 million in impairment charges included in discontinued operations (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Total
	September 30,	Identical Assets	Inputs	Inputs	Impairment
Assets	2012	(Level 1)	(Level 2)	(Level 3)	Losses
Assets held for sale	$1,200	$0	$700	$500	$9,852
Liquidating trust assets	1,763	0	0	1,763	670
Assets held and used	4,285	0	0	4,285	5,972
	$7,248	$0	$700	$6,548	$16,494

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	September 30,	December 31,
	2012	2011
Condominium units	$500	$1,025
Furniture, fixtures and equipment	700	0
Land	4,729	0
	$5,929	$1,025

A land parcel, which was transferred to us in March 2012 (refer to Note 5), furniture, fixtures and equipment sold and to be transferred to Senior Housing Properties Trust in connection with the termination of 10 community leases (refer to Note 7) and a condominium project are classified as assets held for sale.  They are recorded at the lower of their carrying value or fair value less estimated costs to sell.  We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value.

As a result of an agreement to terminate 10 operating community leases prior to the lease expiration date, we recorded an impairment charge of $9.8 million in the second quarter of 2012 related to furniture, fixtures and equipment in those communities based on the consideration paid to us by the lessor (refer to Note 7).

Assets Held and Used

As a result of an agreement to terminate 10 operating community leases prior to the lease expiration date, we recorded an impairment charge of $6.0 million in the second quarter of 2012 related to in place leasehold improvements and prepaid rent in those communities based on their shortened useful lives (refer to Note 7).

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (refer to Note 9), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).  As of September 30, 2012, the liquidating trust assets consist of seven land parcels and one closed community.  In the first nine months of 2012, we recorded $0.7 million of impairment charges on two land parcels held in the liquidating trust as the carrying value of the assets were in excess of their estimated fair value.  We used recent comparable sales, market knowledge, brokers’ opinions of value and the income approach  to estimate the fair value.  The impairment loss is included in operating expenses under impairment of long-lived assets.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

	Fixed Rate	Variable Rate
	Debt	Debt
Total Carrying Value	$87,615	$431,091	(1)
Average Interest Rate	5.03%	4.01%
Estimated Fair Market Value	$88,729	$423,111

(1)  Includes $259.4 million of debt that has been fixed by a separate interest rate swap instrument (refer to Note 9).

Disclosure about fair value of financial instruments is based on pertinent information available to us at September 30, 2012.

Liquidating Trust Notes

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 9).  The notes for the liquidating trust assets are accounted for under the fair value option.  The carrying value of the financial liabilities for which the fair value option was elected was estimated by applying certain data points including the underlying value of the collateral and the expected timing and amount of repayment.  The notes were subject to our minimum payment guarantee and were repaid in full in November 2012.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(In thousands)	September 30,	Identical Assets	Inputs	Inputs	Total
Liabilities	2012	(Level 1)	(Level 2)	(Level 3)	Gain
Liquidating trust notes, at fair value	$24,161	$0	$0	$24,161	$0

The following table reconciles the beginning and ending balances for the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs and the amount paid in November 2012 (in thousands):

Liquidating
Trust Notes
Beginning balance - January 1, 2012	$26,255
Total gains	0
Payments	(2,094)
Ending balance - September 30, 2012	$24,161

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table summarizes the recording, at fair value, of the assets and liabilities as of the acquisition date of Santa Monica and the transfer date of the MetSuns (in thousands):

Amounts
Recognized as of
Acquisition Date
Property and equipment	$156,041
Other assets	3,883
Debt	(118,170)
Other liabilities	(4,756)
Net assets acquired	36,998
Gain on fair value resulting from business combinations, including pre-existing investments	(7,470)
Net transaction costs	157
Total consideration transferred	$29,685

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

As described below, the assets from the Santa Monica acquisition and the MetSuns transfer were contributed to a new venture on June 29, 2012 and as a result were de-consolidated at that time (see below).  The impact of the acquisition and transfer of the assets prior to their contribution to the new venture on our consolidated operating revenues and net income was immaterial for the three and nine months ended September 30, 2012.

Contribution of Assets to a New Venture

On June 29, 2012, we and CNL Healthcare Trust, Inc. (“CHT”) completed the formation of a new venture.  Pursuant to the terms of the transaction, we contributed our ownership interest in the six senior living facilities mentioned above and Connecticut Avenue (the “Facilities”) along with our share of transaction and closing costs to the venture. CHT contributed approximately $57 million along with its share of transaction and closing costs to the venture. The venture is owned approximately 55%  by CHT and approximately 45% by us, with a gross valuation of approximately $229.5 million.

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

As of the closing, the venture owns the Facilities, which will continue to be managed by us under new management agreements that provide for a management fee of six percent of community revenues.  We and CHT have entered into a new venture agreement that provides for our respective rights and obligations in the venture, including our right, at our option, to purchase CHT’s interest in the venture, subject to certain restrictions and conditions.   Accordingly, as a result of our option to purchase CHT’s interest, we account for this venture under the profit-sharing method of accounting.  The carrying value of our investment at September 30, 2012 was $3.6 million and is reflected in “Investments in unconsolidated communities including those accounted for under the profit-sharing method” on our consolidated balance sheets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Investments in Unconsolidated Ventures

Venture Sale of 16 Communities

On May 1, 2012, the subsidiaries of ventures between an institutional investor and us sold 16 communities to Ventas Inc. for a purchase price of approximately $362 million.  We received approximately $28.7 million of cash at closing and recognized $21.6 million in return on investment which is included in Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities on our consolidated statement of operations.  We are remaining the manager of the 16 communities under the same terms of the pre-existing management agreements with respect to management fees and contract length, which range from 18 to 27 years.

Venture Sale of Five Communities

On August 31, 2012, ventures in the U.K. in which we are a member sold five communities to HCN UK Investments Limited for an aggregate purchase price of £154 million ($243.6 million).  We received approximately $56.1 million in cash from the transaction and recognized $30.7 million in return on investment which is included in Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities in our consolidated statement of operations.  We are remaining the manager of the five communities under the same terms of the pre-existing management agreements with respect to management fees and contract length, which range from 12 to 27 years.

7.  Lease Terminations

On May 29, 2012, we entered into an agreement to terminate 10 operating community leases with a lessor, Senior Housing Properties Trust.  The lessor paid us $1.0 million as consideration for the in place furniture, fixtures and equipment.  The communities will be transitioned to the new manager over the next four to twelve months.  As a result, we recorded an impairment charge of approximately $15.6  million in the second quarter of 2012 related to the book value of the in place leasehold improvements, prepaid rent and furniture, fixtures and equipment.  As of September 30, 2012, three communities had been transferred to the new manager and the associated results of operations are included in discontinued operations.  In the fourth quarter of 2012, the remaining seven communities were transferred to the new manager.

8.  Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Accounts payable and accrued expenses	$35,481	$36,920
Accrued salaries and bonuses	40,641	28,594
Accrued transaction bonus	23,195	0
Accrued employee health and other benefits	37,631	33,498
Other accrued expenses	36,577	35,145
	$173,525	$134,157

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Deferred revenue from nonrefundable entrance fees	$46,606	$44,225
Lease liabilities	22,899	26,466
Accrued transaction bonus	0	12,864
Executive deferred compensation	2,830	3,453
Uncertain tax positions	19,530	20,375
Other long-term liabilities	2,411	2,165
	$94,276	$109,548

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

9. Debt

At September 30, 2012 and December 31, 2011, we had $518.7 million and $593.7 million, respectively, of outstanding debt with a weighted average interest rate of 4.19% and 4.12%, respectively, as follows (in thousands):

	September 30,	December 31,
	2012	2011
AL US debt (1)	$326,146	$334,567
Community mortgages	68,209	94,641
Liquidating trust notes	24,161	26,255
Convertible subordinated notes	86,250	86,250
Credit facility	0	39,000
Other	3,129	4,903
Variable interest entity	20,995	21,770
Total principal amount of debt	528,890	607,386
Less: Discount on loans assumed at fair value	(10,184)	(13,721)
	$518,706	$593,665

(1) The carrying value of the debt at September 30, 2012 was $316.7 million.

Of the outstanding debt at September 30, 2012, we had $87.6 million of fixed-rate debt with a weighted average interest rate of 5.03% and $431.1 million of variable rate debt with a weighted average interest rate of 4.01%.   Consolidated debt of $1.4 million was in default as of September 30, 2012.  We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at September 30, 2012 are as follows (in thousands):

	Mortgages,	Variable	Liquidating	Convertible
	Wholly-Owned	Interest	Trust	Subordinated
	Properties	Entity Debt	Note	Notes	Other	Total
Default	$0	$1,365	$0	$0	$0	$1,365
4th Qtr. 2012	0	0	24,161	0	347	24,508
2013	20,616	810	0	0	2,085	23,511
Thereafter	373,739	18,820	0	86,250	697	479,506
	394,355	20,995	24,161	86,250	3,129	528,890
Discount on loans assumed at fair value	(9,476)	0	0	0	(708)	(10,184)
	$384,879	$20,995	$24,161	$86,250	$2,421	$518,706

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Santa Monica Debt, Connecticut Avenue Debt and Debt Transfer from Master MetSun Two, L.P. and Master MetSun Three, L.P.

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner that owned an 85%  Partner Interest in Santa Monica.   Simultaneously, with the closing of the transaction (refer to Note 5), we entered into new loans with Prudential Insurance Company of America to pool Santa Monica with the Connecticut Avenue community and financed the two assets with senior debt.  The principal amount of the new loans in the aggregate was $55.0 million with an interest rate of 4.66%.  The loans had a seven year term that would have matured on March 1, 2019.   The proceeds of the new loans were used (i) to pay off $27.8 million of debt on the Connecticut Avenue community; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

On March 20, 2012, two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration (refer to Note 5). The transferred venture subsidiaries indirectly owned five senior living facilities and one land parcel. The assets were encumbered by approximately $119.7 million of existing mortgage debt which was consolidated in our financial results commencing March 20, 2012 until June 29, 2012. This mortgage debt was non-recourse to us with respect to principal repayment, and no new obligations were required by the mortgage lenders as a result of the transfer. The assets were separated into two loan pools, with one lender financing a pool of three communities (“Pool A”) and another lender financing a pool of two communities plus the land parcel (“Pool B”).

On June 29, 2012, the debt relating to Santa Monica and the Connecticut Avenue community was transferred to a new venture between us and CHT along with the related assets.  The Pool A and Pool B debt was refinanced as part of the asset transfer to the new venture (refer to Note 5).

Canadian Debt

The loan on three communities in Canada matured in April 2011.  In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee in August 2015;  (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities.  The loan balance was $47.6 million as of September 30, 2012.

AL US Debt

In June 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million in connection with our purchase of an 80% ownership interest in a joint venture entity, AL US, that owned 15 senior living communities.  Immediately following the closing of the transaction, we entered into an amendment to the loan.  The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default occurs under the loan; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type.   We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The carrying value of the loan as of September 30, 2012 was $316.7 million and the face amount was $326.1 million.

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

In April 2010, we executed the definitive documentation with the lenders party to the restructuring agreements.  As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation, October 2012, for the restructuring, the lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments.  Through September 30, 2012, the lenders had received $25.5 million against the minimum payment requirement.  The balance as of September 30, 2012 was $24.2 million and was paid in full in November, 2012, which released the liens on the remaining properties in the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender who was not party to the restructuring agreement mentioned above of one of our German communities.  The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans.    Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community.  In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing.  The payment is secured by a non-interest bearing note.  We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate.  The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The carrying value of the note as of September 30, 2012 was $2.4 million and the face amount was $3.1 million.

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

On October 1, 2012, we entered into a First Amendment (the “Amendment”) to our Credit Facility.  The Amendment modified certain financial and other covenants in the Credit Facility to, among other things, permit the borrowings and security under the HCN credit agreement.  The financial and other covenant modifications will remain in place until the earlier to occur of (i) September 5, 2013 and (ii) 15 days after the termination of the Merger Agreement with HCN (refer to Note 3).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Credit Facility requires us to meet several covenants which include:

•                  Maximum corporate leverage ratio of 10.00 to 1.0 (until the earlier of September 5, 2013 or the termination of the Merger Agreement with HCN after which it reverts to 5.25 to 1.0);

•                  Minimum corporate fixed charge coverage ratio of 1.25 to 1.0 (until the earlier of September 5, 2013 or the termination of the Merger Agreement with HCN after which it reverts to 1.45 to 1.0);

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

As of September 30, 2012, there were no draws against the Credit Facility and $9.9 million in letters of credit outstanding.   We have $40.1 million borrowing availability under the Credit Facility at September 30, 2012.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.2 billion with near-term scheduled debt maturities of $0.2 billion for the remainder of 2012 and 2013, and $0.8 billion of debt that is in default as of September 30, 2012.  The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates.  In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.1 billion of the total venture debt.  Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity.   We have non-controlling interests in these ventures.

One of the venture mortgage loans described above is in default at September 30, 2012 due to a violation of certain loan covenants.  The mortgage loan balance was $0.6 billion as of September 30, 2012.  The loan is collateralized by 15 communities owned by a venture located in the United Kingdom.   We purchased these communities on October 16, 2012 (refer to Note 20) and modified and extended the existing mortgage loan.

10. Gains on the Sale of Real Estate

In the second quarter of 2012, in connection with the sale of 16 venture-owned communities to Ventas, Inc. (refer to Note 6), the associated debt was repaid in full.  As a result, our continuing involvement in those ventures ended as we were released from our operating deficit guarantee obligations to the lender.  We recognized $3.0 million in previously deferred gains as the result of the release.  The remaining gains in 2012 primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

In addition, we sold two land parcels which were part of the liquidating trust for approximately $1.8 million in 2012.  No gains were recognized.  Proceeds of $2.1 million, including $0.3 million paid by us, were distributed to the electing lenders of the liquidating trust (refer to Note 9).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In June 2012, we sold a land parcel located in Pasadena, California for $9.5 million.  No gain or loss was recognized on this sale.

11.  Income Taxes

The benefit from (provision for) income taxes related to continuing operations was $1.6 million and $(0.1) million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $(1.6) million for the nine months ended September 30, 2012 and 2011, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets.  Our effective tax rate for continuing operations was (8.4)% and (1.1)% for the three months ended September 30, 2012 and 2011, respectively, and (0.1)% and (7.3)% for the nine months ended September 30, 2012 and 2011, respectively.  Our tax benefit (expense) related primarily to tax contingencies, tax to the government of the United Kingdom and state income taxes.  As of September 30, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

12. Stock-Based Compensation

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

We recorded a total of $0.1 million in stock compensation expense with regard to the 2012 adjusted EBITDA performance units in 2012 based upon the probable outcome of the adjusted EBITDA performance condition for 2012.   For accounting purposes, May 2, 2012 is deemed the grant date for the 2012 adjusted EBITDA based performance units.  As of September 30, 2012, the unrecognized compensation expense for the 2012 adjusted EBITDA performance units totaled $0.9 million, and is expected to be recognized over the remaining service period of 2.5 years, subject to any change in the probable outcome of the performance condition which is evaluated quarterly.   No compensation expense for the 2013 and 2014 adjusted EBITDA performance units was recorded in 2012 because the grant dates for these awards are not deemed to occur until the respective adjusted EBITDA targets for these performance units have been established. Once the adjusted EBITDA targets for 2013 and 2014 are established (within the first 90 days of those years), the 2013 and 2014 adjusted EBITDA performance units will be accounted for using the same methodology as applied to the 2012 adjusted EBITDA performance units.

We recorded a total of $0.2 million in stock compensation expense with regard to the TSR based performance units in 2012  based upon the probable outcome of the TSR performance condition.   For accounting purposes, May 2, 2012 is deemed the grant date for the TSR based performance units.  As of September 30, 2012, the unrecognized compensation expense for these awards totalled $1.4

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

million, and is expected to be recognized over the remaining service period of 2.5 years, subject to any change in the probable outcome of the performance condition which is evaluated quarterly.

We recorded a total of $0.5 million in stock compensation expense with regard to the restricted stock units in 2012.   For accounting purposes, May 2, 2012 is deemed the grant date for the restricted stock units.  As of September 30, 2012, the unrecognized compensation expense for these awards totaled $3.2 million, and is expected to be recognized over the remaining service period of 2.5 years.

On March 16, 2012, the Compensation Committee also established the 2012 adjusted EBITDA performance criteria for the 2012 portion (160,430 performance units at maximum) of the 2011-2013 adjusted EBITDA performance units that were granted in 2011.   We recorded a total of $0.3 million in stock compensation expense with regard to the 2012 adjusted EBITDA based performance units in the nine months ended September 30, 2012 based upon the probable outcome of the 2012 adjusted EBITDA performance condition.   As of September 30, 2012, the unrecognized compensation expense for these units totaled $0.9 million, and is expected to be recognized over the remaining service period of 1.7 years, subject to any change in the probable outcome of the performance condition which is evaluated quarterly.

In 2012, we have granted nine employees non-qualified stock options to purchase 230,500 shares of common stock at a grant price of $6.41 to $7.74.  One-third of the options vest yearly beginning in 2013.  We also granted 139,303 shares of restricted stock to 13 employees at a grant date fair values ranging from $6.22 to $7.74.  The grants vest yearly over three years beginning in 2013.

As part of the 2012 non-employee directors’ compensation, 69,984 restricted stock units were granted to our six non-employee directors.  One-quarter of the restricted stock units vested immediately with the remainder to vest quarterly during 2012.

Through September 30, 2012, 629,646 stock options have been exercised and 129,209 shares of restricted stock and 166,544 restricted stock units vested.

Refer to Note 3 with respect to accelerated vesting under the Merger Agreements.

13. Commitments and Contingencies

Guarantees

In the past, we have provided operating deficit guarantees to certain venture lenders, whereby after depletion of established reserves, we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and have provided guarantees to certain ventures to fund operating shortfalls. As of September 30, 2012, we no longer have any outstanding operating deficit guarantees related to ventures except for our senior living condominium project discussed below. There were no fundings in 2012 except related to the senior living condominium project.

Senior Living Condominium and Assisted Living/Amenities Project

In 2006, we sold a majority interest in two separate ownership entities to two separate partners related to a project consisting of a residential condominium component and an assisted living/amenities component with each component owned by a different venture.  In connection with the equity sale and related financings, we undertook certain obligations to support the operations of the project for an extended period of time.  We account for the condominium and assisted living/amenities ventures under the profit-sharing method of accounting, and our liability carrying value at September 30, 2012 was $15.6 million for the two ventures.  We recorded losses of $2.9 million and  $2.1 million for the three months ended September 30, 2012 and 2011, respectively, and $6.9 million for both the nine months ended September 30, 2012 and 2011.

Condominium Venture

We are obligated to our partner on the condominium venture to fund operating shortfalls.  We have funded $2.2 million under the guarantee through September 30, 2012, of which $0.1 million was funded in 2012.  In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.  We have experienced lower sales and pricing than had been forecasted and we believe the partners have no remaining equity in the condominium project.  Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls. As of September 30, 2012, the loan of $119.6 million for the residential condominium venture was in default.  We have accrued $4.0 million in default interest, late fees and other lender-related fees relating to these loans.  In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

foreclose on the assets of the residential condominium venture.  Without terminating the foreclosure proceedings, the lenders sold their interest in the debt to a new lender in June 2012.  The debt remains in default and we are in discussions with the new lender.  We have no basis in the assets.

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

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.3 billion at September 30, 2012. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2012, the remaining liability under this obligation is $27.8 million.  We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Court consolidated the two actions and held a pretrial conference on December 6, 2011.  On May 29, 2012, the parties signed a Settlement and Release Agreement, pursuant to which Sunrise paid Five Star Quality Care $4.0 million to settle and dismiss the litigation, thereby disposing of the actions.

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

Proposed Merger Lawsuits

On September 6, 2012, a complaint, captioned Perricone Family Trust, on behalf of itself and all others similarly situated vs. Sunrise Senior Living, Inc., Health Care REIT, Inc., Paul J. Klaassen, Glyn F. Aeppel, Thomas J. Donohue, Stephen D. Harlan, Lynn Krominga, William G. Little and Mark S. Ordan, Case No. 7837, was filed in the Court of Chancery for the State of Delaware, challenging the proposed Merger of Sunrise with Health Care REIT. The complaint challenges the proposed Merger on behalf of a putative class of Sunrise public stockholders, and names as defendants Sunrise, its directors and HCN. The complaint generally alleges that the individual defendants breached their fiduciary duties in connection with the proposed Merger and that the entity defendants aided and abetted that breach. The complaint seeks, among other things, injunctive relief against the Merger and an award of plaintiffs’ expenses.

In addition, on October 23, 2012, a complaint captioned William Bunyan vs. Mark Ordan, Glyn Aeppel, Thomas Donohue, Stephen Harlan, Paul Klaassen, Lynn Krominga, William Little, Sunrise Senior Living, Inc., Health Care REIT, Inc., Brewer Holdco, Inc., Brewer Holdco Sub, Inc. and Red Fox Inc., Case No. 1-12cv 1185 CMH/TRJ, was filed in the United States District Court for the Eastern District of Virginia, also challenging the proposed Merger of Sunrise with Health Care REIT. The complaint challenges the proposed Merger on behalf of a putative class of Sunrise public stockholders, and names as defendants Sunrise, its directors, HCN and their respective subsidiaries party to the proposed Merger. The complaint generally alleges that the individual defendants breached their fiduciary duties in connection with the proposed Merger and violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material facts from Sunrise’s preliminary merger proxy statement and that the entity defendants aided and abetted such breaches. The complaint seeks, among other things, damages, injunctive relief against the merger and an award of plaintiffs’ expenses.

Sunrise believes that the claims asserted in these lawsuits are without merit, and intends to defend itself vigorously against the claims. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

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

14. Discontinued Operations

Discontinued operations consists of three communities whose leases were terminated in 2012 and businesses and communities sold prior to 2012.  The following amounts relate to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$3,135	$5,653	$13,522	$17,943
Expenses	(3,523)	(6,722)	(14,288)	(19,956)
Impairment on long-lived assets	(89)	(952)	(1,897)	(952)
Gain on sale	1,968	115	2,408	2,463
Income (loss) from discontinued operations	$1,491	$(1,906)	$(255)	$(502)

15. Net Income (Loss) per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended
	September 30,
	2012	2011
Income (loss) attributable to common shareholders:
Income (loss) before discontinued operations, net of noncontrolling interests	$19,632	$(6,828)
Income (loss) from discontinued operations	1,491	(1,906)
Net income (loss)	$21,123	$(8,734)
Weighted-average shares outstanding - basic	57,714	56,854
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	2,342	0
	60,056	56,854
Basic net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.34	$(0.12)
Income (loss) from discontinued operations	0.03	(0.03)
Net income (loss) per share attributable to common shareholders	$0.37	$(0.15)
Diluted net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.33	$(0.12)
Income (loss) from discontinued operations	0.02	(0.03)
Net income (loss) per share attributable to common shareholders	$0.35	$(0.15)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Income (loss) attributable to common shareholders:
Income (loss) before discontinued operations, net of noncontrolling interests	$33,006	$(24,659)
Loss from discontinued operations	(255)	(502)
Net income (loss)	$32,751	$(25,161)
Weighted-average shares outstanding - basic	57,475	56,629
Effect of dilutive securities - Employee stock options, restricted stock, restricted units and performance units	2,382	0
	59,857	56,629
Basic net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.57	$(0.43)
Loss from discontinued operations	0.00	(0.01)
Net income (loss) per share attributable to common shareholders	$0.57	$(0.44)
Diluted net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.55	$(0.43)
Loss from discontinued operations	0.00	(0.01)
Net income (loss) per share attributable to common shareholders	$0.55	$(0.44)

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

16. Information about Sunrise’s Segments

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

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada, excluding allocated management fees from our North American Management segment of $3.9 million for both the three months ended September 30, 2012 and 2011, respectively, and $12.4 million and $8.9 million for the nine months ended September 30, 2012 and 2011, respectively.  Total assets were $731.8 million and $649.5 million as of September 30, 2012 and December 31, 2011, respectively.

United Kingdom Management includes the results from management of Sunrise senior living communities in the United Kingdom owned in ventures.

We have a community support office located in McLean, Virginia, with a smaller regional center located in the U.K.  Our community support office provides centralized operational functions.

Segment results are as follows (in thousands):

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$20,850	$0	$4,005	$0	$24,855
Buyout fees	1,200	0	0	0	1,200
Resident fees for consolidated communities	17,852	103,747	0	0	121,599
Ancillary fees	8,460	0	0	0	8,460
Professional fees from development, marketing and other	0	0	450	71	521
Reimbursed costs incurred on behalf of managed communities	165,531	0	1,720	0	167,251
Total operating revenues	213,893	103,747	6,175	71	323,886
Operating expenses:
Community expense for consolidated communities	10,336	75,106	0	0	85,442
Community lease expense	4,635	11,680	0	0	16,315
Depreciation and amortization	622	6,535	0	2,467	9,624
Ancillary expenses	7,924	0	0	0	7,924
General and administrative	0	0	13,586	30,417	44,003
Carrying costs of liquidating trust assets	0	0	0	490	490
Provision for doubtful accounts	116	(5)	0	0	111
Impairment of long-lived assets	0	135	0	670	805
Costs incurred on behalf of managed communities	166,256	0	1,738	0	167,994
Total operating expenses	189,889	93,451	15,324	34,044	332,708
Income (loss) from operations	$24,004	$10,296	$(9,149)	$(33,973)	$(8,822)

	Three Months Ended September 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$19,640	$0	$3,856	$0	$23,496
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	17,124	103,731	0	0	120,855
Ancillary fees	7,641	0	0	0	7,641
Professional fees from development, marketing and other	0	0	76	477	553
Reimbursed costs incurred on behalf of managed communities	176,176	0	2,862	0	179,038
Total operating revenues	223,625	103,731	6,794	477	334,627
Operating expenses:
Community expense for consolidated communities	10,551	76,608	0	0	87,159
Community lease expense	4,607	14,139	0	0	18,746
Depreciation and amortization	634	7,807	0	2,095	10,536
Ancillary expenses	7,127	0	0	0	7,127
General and administrative	0	0	4,375	23,888	28,263
Carrying costs of liquidating trust assets	0	0	0	658	658
Provision for doubtful accounts	550	434	0	6	990
Impairment of long-lived assets	0	2,370	0	529	2,899
Costs incurred on behalf of managed communities	177,395	0	2,880	0	180,275
Total operating expenses	200,864	101,358	7,255	27,176	336,653
Income (loss) from operations	$22,761	$2,373	$(461)	$(26,699)	$(2,026)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$62,277	$0	$12,233	$0	$74,510
Buyout fees	1,450	0	0	0	1,450
Resident fees for consolidated communities	52,307	323,760	0	0	376,067
Ancillary fees	24,754	0	0	0	24,754
Professional fees from development, marketing and other	0	0	556	443	999
Reimbursed costs incurred on behalf of managed communities	504,068	0	5,064	0	509,132
Total operating revenues	644,856	323,760	17,853	443	986,912
Operating expenses:
Community expense for consolidated communities	31,327	233,073	0	0	264,400
Community lease expense	14,174	39,280	0	0	53,454
Depreciation and amortization	2,982	23,690	0	4,770	31,442
Ancillary expenses	23,063	0	0	0	23,063
General and administrative	0	0	20,011	77,860	97,871
Carrying costs of liquidating trust assets	0	0	0	1,780	1,780
Provision for doubtful accounts	765	1,178	0	25	1,968
Impairment of long-lived assets	0	13,926	0	1,934	15,860
Costs incurred on behalf of managed communities	504,538	0	5,130	0	509,668
Total operating expenses	576,849	311,147	25,141	86,369	999,506
Income (loss) from operations	$68,007	$12,613	$(7,288)	$(85,926)	$(12,594)

	Nine Months Ended September 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$61,181	$0	$10,929	$0	$72,110
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	49,209	273,818	0	0	323,027
Ancillary fees	22,751	0	0	0	22,751
Professional fees from development, marketing and other	0	0	517	881	1,398
Reimbursed costs incurred on behalf of managed communities	536,613	0	6,555	0	543,168
Total operating revenues	672,798	273,818	18,001	881	965,498
Operating expenses:
Community expense for consolidated communities	30,435	201,397	0	0	231,832
Community lease expense	13,344	41,727	0	0	55,071
Depreciation and amortization	1,904	17,486	0	6,775	26,165
Ancillary expenses	21,099	0	0	0	21,099
General and administrative	0	0	9,259	78,957	88,216
Carrying costs of liquidating trust assets	0	0	0	1,700	1,700
Provision for doubtful accounts	1,241	803	0	406	2,450
Impairment of long-lived assets	0	6,830	0	1,424	8,254
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	539,302	0	6,651	0	545,953
Total operating expenses	607,313	268,243	15,910	89,262	980,728
Income (loss) from operations	$65,485	$5,575	$2,091	$(88,381)	$(15,230)

17. Capital Structure

The following table details changes in stockholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

					Accumulated	Equity
	Shares of		Additional		Other	Attributable to
	Common	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Stock	Capital	Loss	Income(Loss)	Interests	Equity
Balance at Dececember 31, 2011	57,640	$576	$487,277	$(385,294)	$(5,932)	$5,266	$101,893
Net income	0	0	0	32,751	0	1,899	34,650
Foreign currency translation, net of tax	0	0	0	0	(1,605)	0	(1,605)
Sunrise’s share of investee’s other comprehensive income	0	0	0	0	431	0	431
Unrealized gain on investments	0	0	0	0	225	0	225
Unrealized loss on interest rate swap	0	0	0	0	(1,353)	0	(1,353)
Issuance of restricted stock	277	3	(3)	0	0	0	0
Exercise of stock options	630	7	2,175	0	0	0	2,182
Forfeiture of stock	(85)	(1)	1	0	0	0	0
Shares surrendered for taxes	(73)	(1)	(487)	0	0	0	(488)
Stock compensation expense	0	0	7,825	0	0	0	7,825
Distributions to noncontrolling interests	0	0	0	0	0	(1,058)	(1,058)
Balance at September 30, 2012	58,389	$584	$496,788	$(352,543)	$(8,234)	$6,107	$142,702

18. Supplemental Cash Flow Information

Interest paid was $16.2 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively.  No interest was capitalized in either 2012 or 2011.  Income tax payments to the United Kingdom for the nine months ended September 30, 2012 and 2011 were approximately $0.2 and $0.7 million, respectively.  During the first nine months of 2012, we received $1.3 million in state tax refunds and $0.3 million in refunds from Canada.

On March 20, 2012, a partner in two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration and $118.2 million of debt was assumed (refer to Note 5).

19. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At September 30, 2012, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey.  This entity is a VIE.  The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments.  We have included $15.3 million and $16.1 million, respectively, of net property and equipment and debt of $21.0 million and $21.8 million, of which $1.4 million was in default as of September 30, 2012, in our September 30, 2012 and December 31, 2011 consolidated balance sheets, respectively, for this entity.  The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with the Bank of New York and by a leasehold mortgage and security agreement.  We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC.  As of September 30, 2012 and December 31, 2011, we guaranteed $19.6 million and $20.4 million, respectively, of the bonds.  Management fees earned by us were $0.2 million for both the three months ended September 30, 2012 and 2011 and $0.6 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The management agreement also provides for reimbursement to us for all direct cost of operations.  Payments to us for direct operating expenses were $2.6 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively, and $8.5 million and $9.2 million for the nine months ended September 30, 2012 and 2011, respectively.  The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc.  The entity incurred $47,576 and $38,448 of premium costs for the three months ended September 30, 2012 and 2011, respectively, and $0.1 million for both the nine months ended September 30, 2012

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and 2011, related to the professional and general liability coverage.  The entity also has a ground lease with us.  Rent expense is recognized on a straight-line basis at $0.7 million per year.  Deferred rent relating to this agreement was $7.3 million and $7.0 million at September 30, 2012 and December 31, 2011, respectively.  These amounts are eliminated in our consolidated financial statements.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture.  The entity has £437.6 million ($707.3 million) of debt of which $649.6 million is in default.  This debt is non-recourse to us.  Our equity investment in the venture is zero at September 30, 2012.  The line item “Due from unconsolidated communities” on our consolidated balance sheet as of September 30, 2012 contains $1.7 million due from the venture.  Our maximum exposure to loss is $1.7  million.  We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our consolidated statements of operations as a result of our involvement with the VIE.

This VIE is a limited partnership in which the general partner (“GP”) is owned by our venture partner and us in proportion to our equity investment of 90% and 10%, respectively.  The GP is supervised and managed under a board of directors and all of the powers of the GP are vested in the board of directors.  The board of directors is made up of six directors.  Four directors are appointed by our venture partner and two directors are appointed by us.  Actions that require the approval of the board of directors include approval and amendment of the annual operating budget.  Material decisions, such as the sale of any facility, require approval by 75% of the board of directors.  We have determined that the board of directors has power over financing decisions, capital decisions and operating decisions.  These are the activities that most impact the entity’s economic performance, and therefore, neither equity holder has power over the venture.  We have determined that power is shared within this venture as no one partner has the ability to unilaterally make significant decisions and therefore we are not the primary beneficiary.  On October 16, 2012, we purchased our partner’s interest in the venture (refer to Note 20) and renegotiated the debt (refer to Note 20).

In 2007, we formed another venture with a third party which owned 13 communities.  In August 2011, the venture transferred ownership of six communities to another entity and the venture was deemed a VIE, in which we were not the primary beneficiary.  In March 2012, the venture transferred ownership of three of its remaining communities to us (refer to Note 5).  As a result of that transaction, the venture was no longer a VIE.  In May 2012, the venture sold its remaining four communities to Ventas, Inc. (refer to Note 6).

20.  Subsequent Events

Health Care REIT Financing

On October 1, 2012, we entered into a credit agreement with HCN for approximately $467 million and borrowed $359 million in term loans under such agreement.  The borrowing was made to finance (i) our  acquisition of the HVP interests (see below) in two ventures, and (ii) repay existing mortgage debt on the certain senior living facilities we acquired in those transactions.

On October 16, 2012, we borrowed an additional $104 million under the HCN credit agreement to finance (i) the acquisition of our partner’s interest in the MSREF joint venture in the United Kingdom (the “MSREF Interest”) (see below), and (ii) to repay the existing mortgage debt on two senior facilities in the MSREF venture.

The term loans outstanding under the credit agreement bear interest at one-month LIBOR plus 5.00% and mature on December 31, 2013.  The term loans are prepayable at any time without premium or penalty.  The term loans are unconditionally guaranteed by us and are secured by a pledge of the acquired senior living facilities.  No later than 45 days after the purchase of the MSREF Interest, the term loans also shall be secured by (i) a pledge of the equity interests in two senior living facilities in the U.K. and (ii) first priority mortgages over those facilities.  The HCN credit agreement also includes customary representations, covenants and events of default.

HVP Sun Investor LLC and HVP Sun Investor II LLC (“HVP”) Purchases

On October 1, 2012, we purchased HVP’s majority interests in two ventures in which we owned minority interests.  The ventures owned 16 senior living facilities.  We paid approximately $171.0 million for HVP’s interests and paid off the existing mortgage debt on 12 of the communities using proceeds from our HCN credit agreement (see above) and assumed $75 million of debt on four of the communities.

MSREF Purchase

On October 16, 2012, we purchased Morgan Stanley Real Estate Fund VI Special-A International, L.P., MSREF VI Special-B C.V., Morgan Stanley Real Estate Fund VI International-T, L.P., MREF VI TE C.V. and Morgan Stanley Real Estate Investors VI International, L.P. (collectively, “MSREF”) 90.19% interest in a venture in which we owned 9.81%.  The venture owns 17 senior living facilities in the U.K. We paid £28.7 million ($46 million) for MSREF’s interest.

Immediately following the acquisition, we repaid £35.7 million (approximately $57 million) with respect to two of the senior living facilities.  We also entered into an amended and restated term loan facility agreement that modified the terms of the existing £401.9 million (approximately $645 million) of mortgage debt with Bank of Scotland plc with respect to the other 15 senior living facilities.  The modified terms of the loan include: (i) extending the maturity date of the loan to December 31, 2015; (ii) set the interest rate on amounts outstanding under the loan to the rate of 90-day LIBOR plus 1.5% per annum; (iii) provided for additional interest payments, structured as “Pay in Kind” interest at a rate of 2.25%; (iv) include new operating performance and financial covenants; and (v) a profit participation deed in favor of the lender.  In addition, we entered into a new LIBOR swap agreement that blended and extended an existing swap and fixed a notional amount of £337.6 million at 3.90%.  The new swap agreement is co-terminus with the loan which matures in December 2012.  The remaining outstanding balance on the loan will continue to float over LIBOR.

Debt Repayments and Credit Facility Amendments

Refer to Note 9 regarding the repayment of the Liquidating Trust Note and the First Amendment to our Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to:

•      the risk that the proposed merger with Health Care REIT, Inc. (“HCN”) and Management Business Sale will not close due to failure to satisfy the various conditions precedent thereto or have such conditions waived; the occurrence of any event, change or circumstances that could give rise to the termination of the Merger Agreement; the ability to obtain stockholder and regulatory approvals of the Merger on the timing and terms thereof; the risk that we may not be able to complete the Reorganization on the expected timing and terms thereof; completion of the Management Business Sale (or, if such sale does not occur and HCN requests that we spin off our management business, the spin-off of) the management business; unanticipated difficulties and/or expenditures relating to the Merger; the ability to extend leases on our operation properties at expiration; or the possibility that we will be unable to obtain certain third party consents, any of which events would likely have a material adverse effect on the market value of our common stock;

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

At September 30, 2012, we operated 303 communities, including 261 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 29,500.

The following table summarizes our portfolio of operating communities:

			Percent
	As of		Change
	September 30,		2012 vs.
	2012	2011	2011
Total communities
Owned	21	22	-4.5%
Leased (1)	23	26	-11.5%
Variable Interest Entity	1	1	0.0%
Consolidated New York communities leased from a venture	6	6	0.0%
Consolidated venture	1	1	0.0%
Unconsolidated ventures	93	113	-17.7%
Managed	158	142	11.3%
Total	303	311	-2.6%
Unit capacity	29,382	30,723	-4.4%

(1) Includes 7 communities whose leases were terminated in the fourth quarter.

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

2012 Developments

Proposed Merger with HCN and Management Business Sale

On August 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Health Care REIT, Inc. (“HCN”), pursuant to which the parties agreed that, upon satisfaction of the terms and subject to the conditions set forth in the Merger Agreement, HCN would acquire us in an all-cash merger in which our stockholders would receive $14.50 in cash for each share of Sunrise common stock.

The transaction will occur through two mergers. First, we will engage in a holding company merger (the “Holding Company Merger”) involving Brewer Holdco, Inc., a newly formed wholly owned subsidiary of Sunrise (“Holdco”), and Brewer Holdco Sub, Inc., a newly formed wholly owned subsidiary of Holdco (“Holdco Sub”). In the Holding Company Merger, Holdco Sub will merge with and into Sunrise, with Sunrise surviving as a wholly owned subsidiary of Holdco. Each issued and outstanding share of Sunrise common stock will convert into one share of Holdco common stock in the Holding Company Merger.

Second, promptly after the Holding Company Merger, Red Fox, Inc., a newly formed wholly owned subsidiary of HCN (“Merger Sub”), will merge with and into Holdco, with Holdco surviving as a wholly owned subsidiary of HCN (the “Merger”). In the Merger, each share of Holdco common stock will convert into the right to receive $14.50 in cash, subject to possible increase in the circumstances described below (the “Merger Consideration”).

The closing of the Merger (the “Closing”) is conditioned on (1) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Sunrise common stock; (2) expiration or termination of applicable waiting periods for the Merger under the Hart Scott Rodino Act; (3) completion of certain reorganization transactions in all material respects so that Sunrise’s real estate assets and equity interests in subsidiaries and joint ventures that hold real estate (the “real estate business”) and Sunrise’s subsidiaries that operate and manage senior living facilities (the “management business”) are held in separate Sunrise subsidiaries (the “Reorganization”); (4) material compliance with covenants; (5) accuracy of each party’s representations, subject to materiality thresholds; and (6) absence of injunctions or orders that prohibit or restrain the consummation of the Mergers (together, the “Closing Conditions”). The reorganization transactions are being effected because, pursuant to the Merger Agreement, HCN may request Sunrise to sell its management business to a third party (the “Management Business Sale”) or spin-off its management business contemporaneously to the Closing. As part of the Reorganization, immediately following the Holding Company Merger and prior to the Merger, Sunrise will be converted from a corporation into a Delaware limited liability company (the “Management Business LLC”) and its real estate business will be distributed to Holdco.

The Closing will occur on the later of (1) the 3-month anniversary of the date of the Merger Agreement (the “Target Closing Date”) and (2) the second business day following the satisfaction or waiver of each of the conditions to Closing. The completion of the Management Business Sale (or, if such sale does not occur and Health Care REIT requests that Sunrise spin off its management business, the spin-off of the management business) is not a closing condition, but Prior to completion of the Merger, HCN has a right to extend the Target Closing Date on one or more occasions (“Extension Right”) to a date that is no later than the first anniversary of the date of the Merger Agreement for purposes of completing the Management Business Sale (or, if such sale does not occur and HCN requests that Sunrise spin off its management business, the spin-off of the management business) or to receive certain state regulatory approvals.  If HCN exercises its Extension Right and the Closing Conditions are satisfied or waived, but the Closing has not occurred on or prior to the 6-month anniversary of the date of the Merger Agreement, then the Merger Consideration shall be increased by $0.007621 for each day during the period commencing on the 6-month anniversary of the date of the Merger Agreement and ending on the Closing. The Closing is currently anticipated to occur early in 2013.

If the Management Business Sale is completed, HCN may request Sunrise and Holdco to declare a cash dividend (the “Distribution”) to Sunrise or Holdco stockholders of record as of immediately prior to the Closing up to an aggregate amount equal to the after-tax proceeds to Sunrise or Holdco from the Management Business Sale, subject to Delaware law. In such circumstances, the Merger Consideration will be decreased by an amount equal to the per share Distribution.  However, in all cases, the sum of the per share Merger Consideration and the per share Distribution, if any, will equal the transaction consideration of $14.50 (subject to increase under certain circumstances if HCN exercises its Extension Right).  The Distribution is not a Closing Condition.

Upon completion of the Merger, equity awards outstanding under Sunrise’s equity compensation plans will be treated as follows: (i) each stock option will vest and be converted into the right to receive cash in an amount equal to the excess of the per share Merger Consideration over the exercise price per share for such stock option, (ii) each restricted stock unit or share of restricted stock will vest and be converted into the right to receive cash in an amount equal to the per share Merger Consideration, and (iii) each performance unit will vest (at the maximum level for performance units with a 2011-2013 performance period, and either at the target level if the Merger is completed before July 1, 2013 or at the maximum level if the Merger is completed on or after July 1, 2013 for performance units with a 2012-2014 performance period) and be converted into the right to receive cash in an amount equal to the per share Merger Consideration, in each case net of withholding taxes.

Sunrise and HCN have made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains covenants that require Sunrise to call and hold a shareholder meeting and, subject to certain exceptions, require the Board of Directors of Sunrise to recommend to its shareholders the adoption of the Merger Agreement. Sunrise is also prohibited from soliciting alternative acquisition proposals and from providing certain information to, or engaging in discussions with, third parties, subject to certain exceptions.

The Merger Agreement also provides for certain termination rights for both Sunrise and HCN. Upon termination of the Merger Agreement under specified circumstances, Sunrise may be required to pay HCN a termination fee of $40 million.

On September 13, 2012, in conjunction with the Merger Agreement above, Red Fox Management, LP (“Buyer”), a new entity formed by affiliates of Kohlberg Kravis Roberts & Co. L.P., Beecken Petty O’Keefe & Company and Coastwood Senior Housing Partners LLC, entered into a Membership Interest Purchase Agreement (the “Management Business Sale Agreement”) with Sunrise and Holdco to acquire Sunrise’s management business for approximately $130 million. HCN will also acquire a 20% interest in the Buyer.  Pursuant to the Management Business Sale Agreement, Holdco (which, immediately following the Holding Company Merger, will be the sole member of the Management Business LLC) will sell the Management Business LLC to the Buyer (or a wholly owned subsidiary of the Buyer) immediately following the completion of the Holding Company Merger and the Reorganization and immediately prior to the completion of the Merger.

The Management Business Sale Agreement provides that it will automatically terminate upon the termination of the Merger Agreement and provides for certain other termination rights for both Sunrise and the Buyer.  The consummation of the Management Business Sale is conditioned on the satisfaction or waiver of customary closing conditions, including (1) expiration or termination of applicable waiting periods for the Management Business Sale under the Hart Scott Rodino Act; (2) receipt of certain state approvals; and (3) completion of the Reorganization by Sunrise in all material respects.

Other materials terms of the Merger Agreement are described in our current report on Form 8-K filed on August 22, 2012 and other filings we have made with the Commission.  Other material terms of the Management Business Sale Agreement are described in our current report on Form 8-K filed on September 17, 2012 and other filings we have made with the Commission.

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

Contribution of Assets to a New Venture

On June 29, 2012, we and CNL Healthcare Trust, Inc. (“CHT”) completed the formation of a new venture.  Pursuant to the terms of the transaction, we contributed our ownership interest in the six senior living facilities mentioned above and Connecticut Avenue (the “Facilities”) along with our share of transaction and closing costs to the venture. CHT contributed approximately $57 million along with its share of transaction and closing costs to the venture. The venture is owned approximately 55%  by CHT and approximately 45% by us, with a gross valuation of approximately $229.5 million.

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

As of the closing, the venture owns the Facilities, which will continue to be managed by us under new management agreements that provide for a management fee of six percent of community revenues.  We and CHT have entered into a new venture agreement that provides for our respective rights and obligations in the venture, including our right, at our option, to purchase CHT’s interest in the venture, subject to certain restrictions and conditions.   Accordingly, as a result of our option to purchase CHT’s interest, we account for this venture under the profit-sharing method of accounting.  The carrying value of our investment at September 30, 2012 was $3.6 million and is reflected in “Investments in unconsolidated communities including accounted for under the profit-sharing method” on our consolidated balance sheets.

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

Venture Sale of 16 Communities

On May 1, 2012, the subsidiaries of ventures between an institutional investor and us sold 16 communities to Ventas Inc. for a purchase price of approximately $362 million.  We received approximately $28.7 million of cash at closing and recognized $21.6 million in return on investment which is included in Sunrise’s share of earnings and return on investment in unconsolidated communities on our consolidated statement of operations.  We are remaining the manager of the 16 communities under the same terms of the pre-existing management agreements with respect to management fees and contract length, which range from 18 to 27 years.

Lease Terminations

On May 29, 2012, we entered into an agreement to terminate 10 operating community leases with the lessor, Senior Housing Properties Trust.  The lessor paid us $1.0 million as consideration for the in place leasehold improvements and furniture, fixtures and equipment.  As of November 1, 2012, we have transitioned all of the communities to the new manager.  As a result, we recorded an impairment charge of approximately $15.6  million in the second quarter of 2012 related to the book value of the leasehold improvements, prepaid rent and furniture, fixtures and equipment.

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

Venture Sale of Five Communities

On August 31, 2012, ventures in the U.K. in which we are a member sold five communities to HCN UK Investments Limited for an aggregate purchase price of £154 million ($243.6 million).  We received approximately $56.1 million in cash from the transaction and recognized $30.7 million in return on investment which is included in Sunrise’s share of earnings and return on investment in unconsolidated communities on our consolidated statement of operations.  We are remaining the manager of the five communities under the same terms of the pre-existing management agreements with respect to management fees and contract length, which range from 12 to 27 years.

Health Care REIT Financing

On October 1, 2012, we entered into a credit agreement with HCN for approximately $467 million and borrowed $359 million in term loans under such agreement.  The borrowing was made to finance (i) our  acquisition of the HVP interests (see below) in two ventures, and (ii) repay existing mortgage debt on the certain senior living facilities we acquired in those transactions.

On October 16, 2012, we borrowed an additional $104 million under the HCN credit agreement to finance (i) the acquisition of our partner’s interest in the MSREF joint venture in the United Kingdom (the “MSREF Interest”) (see below), and (ii) to repay the existing mortgage debt on two senior facilities in the MSREF venture.

The term loans outstanding under the credit agreement bear interest at one-month LIBOR plus 5.00% and mature on December 31, 2013.  The term loans are prepayable at any time without premium or penalty.  The term loans are unconditionally guaranteed by us and are secured by a pledge of the acquired senior living facilities.  No later than 45 days after the purchase of the MSREF Interest, the term loans also shall be secured by (i) a pledge of the equity interests in two senior living facilities in the U.K. and (ii) first priority mortgages over those facilities.   The HCN credit agreement also includes customary representations, covenants and events of default.

HVP Sun Investor LLC and HVP Sun Investor II LLC (“HVP”) Purchases

On October 1, 2012, we purchased HVP’s majority interests in two ventures in which we owned minority interests.  The ventures owned 16 senior living facilities.  We paid approximately $171.0 million for HVP’s interests and paid off the existing mortgage debt on 12 of the communities using proceeds from our HCN credit agreement (see above) and assumed $75 million of debt on four of the communities.

MSREF Purchase

On October 16, 2012, we purchased Morgan Stanley Real Estate Fund VI Special-A International, L.P., MSREF VI Special-B C.V., Morgan Stanley Real Estate Fund VI International-T, L.P., MREF VI TE C.V. and Morgan Stanley Real Estate Investors VI International, L.P. (collectively, “MSREF”) 90.19% interest in a venture in which we owned 9.81%.  The venture owns 17 senior living facilities in the U.K.. We paid £28.7 million ($46 million) for MSREF’s interest.

Immediately following the acquisition, we repaid £35.7 million (approximately $57 million) with respect to two of the senior living facilities.  We also entered into an amended and restated term loan facility agreement that modified the terms of the existing £401.9 million (approximately $645 million) of mortgage debt with Bank of Scotland plc with respect to the other 15 senior living facilities.  The modified terms of the loan include: (i) extending the maturity date of the loan to December 31, 2015; (ii) set the interest rate on amounts outstanding under the loan to the rate of 90-day LIBOR plus 1.5% per annum; (iii) provided for additional interest payments, structured as “Pay in Kind” interest at a rate of 2.25%; (iv) include new  operating performance and financial covenants; and  (v) a profit participation deed in favor of the lender.  In addition, we entered into a new LIBOR swap agreement that blended and extended an existing swap and fixed a notional amount of £337.6 million at 3.90%.  The new swap agreement is co-terminus with the loan which matures in December 2012.  The remaining outstanding balance on the loan will continue to float over LIBOR.

Results of Operations

Our results of operations for each of the three and nine months ended September 30, 2012 and 2011 were as follows:

				Percent
	For the Three Months Ended		Variance	Change
	September 30,		2012 vs.	2012 vs.	Favorable/
(In thousands)	2012	2011	2011	2011	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$24,855	$23,496	$1,359	5.8%	F
Buyout fees	1,200	3,044	(1,844)	60.6%	U
Resident fees for consolidated communities	121,599	120,855	744	0.6%	F
Ancillary fees	8,460	7,641	819	10.7%	F
Professional fees from development, marketing and other	521	553	(32)	5.8%	U
Reimbursed costs incurred on behalf of managed communities	167,251	179,038	(11,787)	6.6%	U
Total operating revenue	323,886	334,627	(10,741)	3.2%	U
Operating expenses:
Community expense for consolidated communities	85,442	87,159	(1,717)	2.0%	F
Community lease expense	16,315	18,746	(2,431)	13.0%	F
Depreciation and amortization	9,624	10,536	(912)	8.7%	F
Ancillary expenses	7,924	7,127	797	11.2%	U
General and administrative	44,003	28,263	15,740	55.7%	U
Carrying costs of liquidating trust assets and idle land	490	658	(168)	25.5%	F
Provision for doubtful accounts	111	990	(879)	88.8%	F
Impairment of long-lived assets	805	2,899	(2,094)	72.2%	F
Costs incurred on behalf of managed communities	167,994	180,275	(12,281)	6.8%	F
Total operating expenses	332,708	336,653	(3,945)	1.2%	F
Loss from operations	(8,822)	(2,026)	(6,796)	335.4%	U
Other non-operating income (expense):
Interest income	167	705	(538)	76.3%	U
Interest expense	(6,157)	(6,373)	216	3.4%	F
Other income (expense)	2,151	(2,590)	4,741	NM	F
Total other non-operating expense	(3,839)	(8,258)	4,419	53.5%	F
Gain on the sale and development of real estate and equity interests	0	727	(727)	100.0%	U
Sunrise’s share of earnings and return on investment in unconsolidated communities	32,445	5,304	27,141	511.7%	F
Loss from investments accounted for under the profit sharing method	(1,202)	(2,096)	894	42.7%	F
Income (loss) before provision for income taxes and discontinued operations	18,582	(6,349)	24,931	NM	F
Benefit from (provision for) income taxes	1,559	(72)	981	NM	F
Income (loss) before discontinued operations	20,141	(6,421)	25,912	NM	F
Discontinued operations, net of tax	1,491	(1,906)	3,397	NM	F
Net income (loss)	21,632	(8,327)	29,309	NM	F
Less: Net income attributable to noncontrolling interests	(509)	(407)	(102)	25.1%	U
Net income (loss) attributable to common shareholders	$21,123	$(8,734)	$29,207	NM	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

				Percent
	For the Nine Months Ended		Variance	Change
	September 30,		2012 vs.	2012 vs.	Favorable/
(In thousands)	2012	2011	2011	2011	(Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$74,510	$72,110	$2,400	3.3%	F
Buyout fees	1,450	3,044	(1,594)	N/A	U
Resident fees for consolidated communities	376,067	323,027	53,040	16.4%	F
Ancillary fees	24,754	22,751	2,003	8.8%	F
Professional fees from development, marketing and other	999	1,398	(399)	28.5%	U
Reimbursed costs incurred on behalf of managed communities	509,132	543,168	(34,036)	6.3%	U
Total operating revenue	986,912	965,498	21,414	2.2%	F
Operating expenses:
Community expense for consolidated communities	264,400	231,832	32,568	14.0%	U
Community lease expense	53,454	55,071	(1,617)	2.9%	F
Depreciation and amortization	31,442	26,165	5,277	20.2%	U
Ancillary expenses	23,063	21,099	1,964	9.3%	U
General and administrative	97,871	88,216	9,655	10.9%	U
Carrying costs of liquidating trust assets and idle land	1,780	1,700	80	4.7%	U
Provision for doubtful accounts	1,968	2,450	(482)	19.7%	F
Impairment of long-lived assets	15,860	8,254	7,606	92.1%	U
Gain on financial guarantees and other contracts	0	(12)	12	N/A	U
Costs incurred on behalf of managed communities	509,668	545,953	(36,285)	6.6%	F
Total operating expenses	999,506	980,728	18,778	1.9%	U
Loss from operations	(12,594)	(15,230)	2,636	17.3%	F
Other non-operating income (expense):
Interest income	771	1,868	(1,097)	58.7%	U
Interest expense	(22,646)	(12,537)	(10,109)	80.6%	U
Gain on fair value resulting from business combinations, including pre-existing investments	7,470	11,250	(3,780)	33.6%	U
Gain on fair value of liquidating trust note	0	88	(88)	N/A	U
Other income (expense)	2,062	(2,618)	4,680	NM	F
Total other non-operating expense	(12,343)	(1,949)	(10,394)	533.3%	U
Gain on the sale and development of real estate and equity interests	4,457	3,817	640	16.8%	F
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	60,994	(1,454)	62,448	NM	F
Loss from investments accounted for under the profit sharing method	(5,873)	(6,860)	987	14.4%	F
Income (loss) before provision for income taxes and discontinued operations	34,641	(21,676)	56,317	NM	F
Benefit from (provision for) income taxes	264	(1,575)	1,189	NM	F
Income (loss) before discontinued operations	34,905	(23,251)	57,506	NM	F
Discontinued operations, net of tax	(255)	(502)	247	49.2%	F
Net income (loss)	34,650	(23,753)	57,753	NM	F
Less: Net income attributable to noncontrolling interests	(1,899)	(1,408)	(491)	34.9%	U
Net income (loss) attributable to common shareholders	$32,751	$(25,161)	$57,262	NM	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	Three Months Ended September 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$20,850	$0	$4,005	$0	$24,855
Buyout fees	1,200	0	0	0	1,200
Resident fees for consolidated communities	17,852	103,747	0	0	121,599
Ancillary fees	8,460	0	0	0	8,460
Professional fees from development, marketing and other	0	0	450	71	521
Reimbursed costs incurred on behalf of managed communities	165,531	0	1,720	0	167,251
Total operating revenues	213,893	103,747	6,175	71	323,886
Operating expenses:
Community expense for consolidated communities	10,336	75,106	0	0	85,442
Community lease expense	4,635	11,680	0	0	16,315
Depreciation and amortization	622	6,535	0	2,467	9,624
Ancillary expenses	7,924	0	0	0	7,924
General and administrative	0	0	13,586	30,417	44,003
Carrying costs of liquidating trust assets	0	0	0	490	490
Provision for doubtful accounts	116	(5)	0	0	111
Impairment of long-lived assets	0	135	0	670	805
Costs incurred on behalf of managed communities	166,256	0	1,738	0	167,994
Total operating expenses	189,889	93,451	15,324	34,044	332,708
Income (loss) from operations	$24,004	$10,296	$(9,149)	$(33,973)	$(8,822)

	Three Months Ended September 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$19,640	$0	$3,856	$0	$23,496
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	17,124	103,731	0	0	120,855
Ancillary fees	7,641	0	0	0	7,641
Professional fees from development, marketing and other	0	0	76	477	553
Reimbursed costs incurred on behalf of managed communities	176,176	0	2,862	0	179,038
Total operating revenues	223,625	103,731	6,794	477	334,627
Operating expenses:
Community expense for consolidated communities	10,551	76,608	0	0	87,159
Community lease expense	4,607	14,139	0	0	18,746
Depreciation and amortization	634	7,807	0	2,095	10,536
Ancillary expenses	7,127	0	0	0	7,127
General and administrative	0	0	4,375	23,888	28,263
Carrying costs of liquidating trust assets	0	0	0	658	658
Provision for doubtful accounts	550	434	0	6	990
Impairment of long-lived assets	0	2,370	0	529	2,899
Costs incurred on behalf of managed communities	177,395	0	2,880	0	180,275
Total operating expenses	200,864	101,358	7,255	27,176	336,653
Income (loss) from operations	$22,761	$2,373	$(461)	$(26,699)	$(2,026)

	Nine Months Ended September 30, 2012
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$62,277	$0	$12,233	$0	$74,510
Buyout fees	1,450	0	0	0	1,450
Resident fees for consolidated communities	52,307	323,760	0	0	376,067
Ancillary fees	24,754	0	0	0	24,754
Professional fees from development, marketing and other	0	0	556	443	999
Reimbursed costs incurred on behalf of managed communities	504,068	0	5,064	0	509,132
Total operating revenues	644,856	323,760	17,853	443	986,912
Operating expenses:
Community expense for consolidated communities	31,327	233,073	0	0	264,400
Community lease expense	14,174	39,280	0	0	53,454
Depreciation and amortization	2,982	23,690	0	4,770	31,442
Ancillary expenses	23,063	0	0	0	23,063
General and administrative	0	0	20,011	77,860	97,871
Carrying costs of liquidating trust assets	0	0	0	1,780	1,780
Provision for doubtful accounts	765	1,178	0	25	1,968
Impairment of long-lived assets	0	13,926	0	1,934	15,860
Costs incurred on behalf of managed communities	504,538	0	5,130	0	509,668
Total operating expenses	576,849	311,147	25,141	86,369	999,506
Income (loss) from operations	$68,007	$12,613	$(7,288)	$(85,926)	$(12,594)

	Nine Months Ended September 30, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$61,181	$0	$10,929	$0	$72,110
Buyout fees	3,044	0	0	0	3,044
Resident fees for consolidated communities	49,209	273,818	0	0	323,027
Ancillary fees	22,751	0	0	0	22,751
Professional fees from development, marketing and other	0	0	517	881	1,398
Reimbursed costs incurred on behalf of managed communities	536,613	0	6,555	0	543,168
Total operating revenues	672,798	273,818	18,001	881	965,498
Operating expenses:
Community expense for consolidated communities	30,435	201,397	0	0	231,832
Community lease expense	13,344	41,727	0	0	55,071
Depreciation and amortization	1,904	17,486	0	6,775	26,165
Ancillary expenses	21,099	0	0	0	21,099
General and administrative	0	0	9,259	78,957	88,216
Carrying costs of liquidating trust assets	0	0	0	1,700	1,700
Provision for doubtful accounts	1,241	803	0	406	2,450
Impairment of long-lived assets	0	6,830	0	1,424	8,254
Gain on financial guarantees and other contracts	(12)	0	0	0	(12)
Costs incurred on behalf of managed communities	539,302	0	6,651	0	545,953
Total operating expenses	607,313	268,243	15,910	89,262	980,728
Income (loss) from operations	$65,485	$5,575	$2,091	$(88,381)	$(15,230)

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Operating Revenue

Management fees and buyout fees

Management and buyout fees were $26.1 million in the third quarter of 2012 compared to $26.5 million in the third quarter of 2011, a decrease of $0.4 million or 1.5%.

North American Management variance

•             $1.6 million increase as a result of contractual management fee increases for one of our third party owners;

•             $0.6 million increase from stabilized communities;

•             $0.5 million increase from incentive management fees;

•             $1.8 million decrease from four management contract buyouts in 2011 compared to one in 2012;

•             $0.8 million decrease as a result of terminated management contracts;

•             $0.6 million decrease from seven communities that are now being accounted for under the profit sharing method of accounting;

United Kingdom Management variance

•             $0.1 million increase related to continued lease-up in certain communities;

•             $0.1 million increase in incentive management fees;

•             $0.1 million decrease from stabilized communities in the U.K.

Resident fees for consolidated communities

Resident fees for consolidated communities were $121.6 million in the third quarter of 2012 compared to $120.9 million in the third quarter of 2011, an increase of $0.7 million or 0.6%.

Consolidated Communities variance

•             $1.4 million increase due to higher average occupancy;

•             $1.3 million increase in average daily rates;

•             $0.4 million increase from three Canadian communities;

•           $3.1 million decrease resulting from the sale of one domestic community effective July 1, 2012;

•             $0.4 million decrease from two domestic controlling interest communities;

North American Management variance

•             $0.7 million increase in average daily rates from six New York venture communities;

•             $0.4 million increase due to higher average occupancy from six New York venture communities.

Ancillary fees

Ancillary fees, included in our North American Management segment, were $8.5 million in the third quarter of 2012 compared to $7.6 million in the third quarter of 2011, an increase of $0.9 million or 11.8%.

The increase in ancillary revenue is primarily attributable to higher care service fees from our New York health care properties.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.5 million in the third quarter of 2012 compared to $0.6 million in the third quarter of 2011.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $167.3 million in the third quarter of 2012 compared to $179.0 million in the third quarter of 2011, a decrease of $11.7 million or 6.5%.

North American Management variance

•        $10.8 million decrease due to seven fewer communities under our management in 2012;

United Kingdom Management variance

•        $0.8 million decrease due to the types of costs being incurred.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $85.4 million in the third quarter of 2012 compared to $87.2 million in the third quarter of 2011, a decrease of $1.8 million or 2.1%.

Consolidated Communities variance

•             $1.8 million decrease resulting from the sale of one domestic community effective July 1, 2012;

•             $0.2 million decrease in overall expenses in existing communities due primarily to decreases in insurance costs;

North American Management variance

•             $0.2 million decrease in operating costs from six New York venture communities.

Community lease expense

Community lease expense decreased $2.4 million from $18.7 million in the third quarter of 2011 to $16.3 million in the third quarter of 2012.  This decrease in lease expense relates primarily to the acceleration of lease intangibles related to seven communities leased from Senior Housing Properties Trust.

Depreciation and amortization

Depreciation and amortization expense was $9.6 million in the third quarter of 2012 and $10.5 million in the third quarter of 2011, a decrease of $0.9 million or 8.6%.

Consolidated Communities variance

•             $0.6 million decrease associated with seven communities leased from Senior Housing Properties Trust;

•           $0.3 million decrease due to amortization recorded in 2011 for the purchase of our partner’s 80% interest in a venture owning 15 communities;

Corporate variance

•             $1.5 million increase related to a venture being accounted for under the profit sharing method (refer to Note 5);

•             $1.1 million decrease primarily related to certain computer hardware and software becoming fully depreciated.

Ancillary expenses

Ancillary expenses, included in our North American Management segment, were $7.9 million in the third quarter of 2012 compared to $7.1 million in the third quarter of 2011, an increase of $0.8 million or 11.3%.  The increase in ancillary expenses is primarily attributable to higher labor and benefit costs from our New York health care properties.

General and administrative

General and administrative expense was $44.0 million in the third quarter of 2012 compared to $28.3 million in the third quarter of 2011, an increase of $15.7 million or 55.5%.

Corporate variance

•             $9.0 million increase in legal and professional fees related to the proposed Merger with HCN and the Management Business Sale;

•           $0.9 million increase in stock compensation expense;

•           $2.0 million decrease in other legal and professional fees;

•           $1.2 million decrease in salaries, bonuses and severance expense;

•           $0.6 million decrease in costs related to general corporate expense including travel, training and other general office expenses;

United Kingdom Management variance

•           $9.2 million increase in transaction bonus expense related to the sale of five communities in the U.K.

Carrying costs of liquidating trust assets and idle land

Carrying costs of liquidating trust assets were $0.5 million and $0.7 million in the third quarter of 2012 and 2011, respectively.  The $0.2 million decrease in 2012 was related to decreased maintenance costs.

Provision for doubtful accounts

The provision for doubtful accounts was $0.1 million in the third quarter of 2012 compared to $1.0 million in the third quarter of 2011.  The decrease of $0.9 million was primarily due to decreases in reserves related to advances to ventures and bad debt recovery at various communities in 2012.

Impairment of long-lived assets

Impairment of long-lived assets was $0.8 million in the third quarter of 2012 related to one community leased from Senior Housing Properties Trust, two land parcels and one condominium development project.  In the third quarter of 2011, impairment of long-lived assets was $2.9 million relating to four land parcels.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $168.0 million in the third quarter of 2012 compared to $180.3 million in the third quarter of 2011, a decrease of $12.3 million or 6.8%.

North American Management variance

•        $11.3 million decrease due to seven fewer communities under our management in 2012;

United Kingdom Management variance

•        $0.8 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating (Expense) Income

Total other non-operating expense was $3.8 million and $8.3 million for the third quarter of 2012 and 2011, respectively.  The decrease in other non-operating expense was primarily due to:

•                        $0.5 million decrease in interest income;

•                        $0.2 million decrease in interest expense;

•                        $4.2 million increase in net foreign exchange gains detailed in the following table (in millions):

	Three Months Ended
	September 30,
	2012	2011

Canadian Dollar	$2.0	$(2.8)
British Pound	(0.2)	0.1
Euro	(0.1)	0.2

Total	$1.7	$(2.5)

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $0.7 million for the third quarter of 2011. In the third quarter of 2011, the gains primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.  No gains were recognized in the third quarter of 2012.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

	Three Months Ended
	September 30,
(in millions)	2012	2011

Sunrise’s share of earnings in unconsolidated communities	$1.2	$3.6
Return on investment in unconsolidated communities	31.2	1.7

	$32.4	$5.3

The decrease in our share of earnings in unconsolidated communities of $2.4 million was primarily due to a U.K. venture which recorded a $4.9 million gain in 2011 partially offset by $2.1 million in increased earnings from two ventures which incurred transaction costs in 2011.

Return on investment in unconsolidated communities increased $29.5 million in 2012 from 2011 primarily as a result of two ventures selling substantially all of their assets to a third party in 2012.  As a result of this transaction, we received $56.1 million in cash and recognized $30.7 million as a return on investment.  Proceeds from the sale of two communities in a venture resulted in a return on investment of $1.1 million in 2011.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $1.2 million and $2.1 million for the third quarter of 2012 and 2011, respectively.  The decrease in losses in 2012 was primarily due to losses generated from a condominium community where profits associated with condominium sales are being deferred until a certain threshold is met partially offset by income generated from a new venture CHT.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes allocated to continuing operations was $1.6 million and $(0.1) million for the third quarter of 2012 and 2011, respectively. The benefit (expense) relates primarily to tax contingencies, tax to the U.K. government and state income taxes.  Our effective tax rate from continuing operations was (8.4)% and (1.1)% for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Income (loss) from discontinued operations was $1.5 million and $(1.9) million for the third quarter of 2012 and 2011, respectively.  Discontinued operations consists primarily of three communities whose leases were terminated in the third quarter of 2012 and businesses and communities sold prior to 2012.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Operating Revenue

Management fees and buyout fees

Management and buyout fees were $76.0 million for the first nine months of 2012 compared to $75.2 million for the first nine months of 2011, an increase of $0.8 million or 1.1%.

North American Management variance

•             $4.0 million increase as a result of contractual management fee increases for one of our third party owners;

•             $1.7 million increase from stabilized communities;

•             $1.5 million increase from incentive management fees;

•             $2.4 million decrease as a result of purchases of majority interests in communities formerly held in ventures which were previously unconsolidated;

•             $1.8 million decrease as a result of terminated management contracts;

•             $1.6 million decrease from four management contract buyouts in 2011 compared to three in 2012;

•             $1.2 million decrease from seven communities that are being accounted for under the profit sharing method of accounting;

•             $0.4 million decrease from communities in lease-up;

United Kingdom Management variance

•             $0.4 million increase from stabilized communities;

•             $0.4 million increase in incentive management fees;

•             $0.4 million increase related to continued lease-up in certain communities.

Resident fees for consolidated communities

Resident fees for consolidated communities were $376.1 million for the first nine months of 2012 compared to $323.0 million for the first nine months of 2011, an increase of $53.1 million or 16.4%.

Consolidated Communities variance

•             $38.1 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•             $7.5 million increase as a result of the March 2012 asset transfers from two ventures of five communities;

•             $2.5 million increase due to higher average occupancy;

•             $2.1 million increase as a result of the February 2012 purchase of our partner’s 85% interest in a venture owning one community;

•             $1.6 million increase from three Canadian communities;

•             $1.8 million decrease resulting from the sale of one domestic community effective July 1, 2012;

North American Management variance

•             $3.1 million increase primarily due to an increase in average daily rates from six New York venture communities.

Ancillary fees

Ancillary fees, included in our North American Management segment, were $24.8 million for the first nine months of 2012 compared to $22.8 million for the first nine months of 2011, an increase of $2.0 million or 8.8%.

The increase in ancillary revenue is primarily attributable to an increase of $2.3 million from higher care service fees from our New York health care properties partially offset by a $0.3 million decrease from the leasing of the six communities in a venture whose operations were consolidated effective January 2011.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $1.0 million and $1.4 million for the first nine months of 2012 and 2011, respectively.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $509.1 million for the first nine months of 2012 compared to $543.2 million for the first nine months of 2011, a decrease of $34.1 million or 6.3%.

North American Management variance

•        $32.7 million decrease due to 18 fewer communities under our management in 2012;

United Kingdom Management variance

•        $1.2 million decrease due to the types of costs being incurred.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $264.4 million for the first nine months of 2012 compared to $231.8 million for the first nine months of 2011, an increase of $32.6 million or 14.1%.

Consolidated Communities variance

•             $23.2 million increase as a result of the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities;

•             $6.4 million increase from communities acquired from ventures;

•             $4.1 million increase from overall higher expenses in existing communities;

•             $1.2 million decrease from the sale of one domestic community effective July 1, 2012;

•             $0.6 million decrease as a result of one domestic community’s prior year excess profit transfer to a capital reserve trust that did not reoccur during 2012;

North American Management variance

•             $0.7 million increase in operating costs from six New York venture communities.

Community lease expense

Community lease expense decreased $1.6 million from $55.1 million for the first nine months of 2011 to $53.5 million for the first nine months of 2012.  This decrease in lease expense relates primarily to the acceleration of the amortization of lease intangibles related to seven communities leased from Senior Housing Properties Trust.

Depreciation and amortization

Depreciation and amortization expense was $31.4 million for the first nine months of 2012 and $26.2 million for the first nine months of 2011, an increase of $5.2 million or 19.8%.

Consolidated Communities variance

•           $6.6 million increase associated with the June 2011 purchase of our partner’s 80% interest in a venture owning 15 communities and the communities transferred from ventures in March 2012 (refer to Note 5);

North American Management variance

•             $1.1 million increase was primarily related to the accelerated amortization of a management contract due to termination;

Corporate variance

•             $3.6 million decrease was primarily related to certain computer hardware and software becoming fully depreciated;

•             $1.5 million increase related a venture being accounted for under the profit sharing method (refer to Note 5).

Ancillary expenses

Ancillary expenses, included in our North American Management segment, were $23.1 million for the first nine months of 2012 compared to $21.1 million for the first nine months of 2011, an increase of $2.0 million or 9.5%.

The increase in ancillary expenses is primarily attributable to an increase of $1.8 million from higher care service fees from our New York health care properties and a $0.5 million increase in joint venture partner costs partially offset by a $0.3 million decrease from the leasing of the six communities in a venture whose operations were consolidated effective January 2011.

General and administrative

General and administrative expense was $97.9 million and $88.2 million for the first nine months of 2012 and 2011, respectively, an increase of $9.7 million or 11.0%.

Corporate variance

•             $9.6 million increase in legal and professional fees related to the proposed Merger with HCN and the Management Business Sale;

•           $3.7 million increase due to the payment of a litigation settlement;

•           $2.0 million increase in stock compensation expense;

•           $6.1 million decrease in severance expense;

•             $4.9 million decrease in legal and professional fees;

•           $3.2 million decrease in costs related to general corporate expense including travel, training and other general office expenses;

•             $3.0 million decrease in salaries and bonuses;

United Kingdom Management variance

•           $9.2 million increase in transaction bonus expense related to the sale of certain communities;

•           $2.3 million increase primarily related to higher allocated costs;

•           $0.6 million decrease in salaries and contract labor.

Carrying costs of liquidating trust assets and idle land

Carrying costs of liquidating trust assets were $1.8 million and $1.7 million for the first nine months of 2012 and 2011, respectively.  The $0.1 million increase in 2012 was related to higher real estate taxes.

Provision for doubtful accounts

The provision for doubtful accounts was $2.0 million for the first nine months of 2012 compared to $2.5 million for the first nine months of 2011.  The decrease of $0.5 million or 20.0% was primarily due to decreases in the reserves related to advances to ventures in 2012 and write-offs of land deposits recorded in 2011.

Impairment of long-lived assets

Impairment of long-lived assets was $15.9 million for the first nine months of 2012 related to seven operating communities leased from Senior Housing Properties Trust (refer to Note 7), four land parcels and a condominium development project.  Impairment of long-lived assets was $8.3 million for the first nine months of 2011 related to five land parcels and one operating community.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $509.7 million for the first nine months of 2012 compared to $546.0 million for the first nine months of 2011, a decrease of $36.3 million or 6.6%.

North American Management variance

•        $35.0 million decrease due to 18 fewer communities under our management in 2012;

United Kingdom Management variance

•        $1.2 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating (Expense) Income

Total other non-operating expense was $12.3 million and $1.9 million for the first nine months of 2012 and 2011, respectively.  The increase in other non-operating expense was primarily due to:

•                        $1.1 million decrease in interest income;

•                        $10.1 million increase in interest expense primarily due to the issuance of junior subordinated convertible notes in April 2011, the AL US debt assumed in June 2011, draws on the Credit Facility and the debt related to 2012 acquisition transactions;

•                        $3.8 million decrease in gain on fair value resulting from business combinations, including pre-existing investments related to more gain recognized from the 2011 transactions compared to the 2012 transactions;

•                        $3.4 million increase in net foreign exchange gains detailed in the following table (in millions):

	Nine Months Ended
	September 30,
	2012	2011

Canadian Dollar	$1.7	$(1.7)
British Pound	(0.2)	0.0
Euro	0.0	(0.2)

Total	$1.5	$(1.9)

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $4.5 million and $3.8 million for the first nine months of 2012 and 2011, respectively. In 2012, in connection with the sale of 16 venture-owned communities to Ventas, Inc., the associated debt was repaid in full.  As a result, our continuing involvement in those ventures ended as we were released from our operating deficit guarantee obligations to the lender.  We recognized $3.0 million in previously deferred gains as the result of the release.  In 2011, a $2.0 million gain was recognized when we received final payment on a land parcel from a buyer following zoning approval on the land.  The remaining gains in 2012 and 2011 primarily resulted from transaction which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

	Nine Months Ended
	September 30,
(in millions)	2012	2011

Sunrise’s share of earnings (losses) in unconsolidated communities	$3.8	$(5.7)
Return on investment in unconsolidated communities	57.2	6.2
Impairment of investment	0.0	(2.0)

	$61.0	$(1.5)

The increase in our share of earnings in unconsolidated communities of $9.5 million was primarily due to a $8.9 million decrease in our share of losses from two of our ventures which incurred transaction costs in 2011 when we increased our ownership percentage.  We also had smaller operating losses from our ventures, of which $3.6 million related to our communities in the U.K.

In May 2012, three ventures in which we hold interests sold substantially all of their property to Ventas, Inc.  As a result of this transaction, we received $28.7 million in cash and recognized a $21.6 million return on investment.  In August 2012, two ventures in the U.K. sold substantially all of their assets to a third party.  As a result of this transaction, we received $56.1 million in cash and recognized $30.7 million as a return on investment.  In 2011, we recognized a gain of $2.7 million when certain contractual obligations expired and received proceeds from the sale of two communities in a venture which resulted in a return on investment of $1.1 million.

Distributions from investments where the equity method has been suspended were $2.5 million higher in 2012 than 2011.

In 2011, we considered our equity investment in one of our ventures to be impaired, based on economic challenges and defaults under the venture’s construction loan agreements, and wrote down the equity investment by $2.0 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $5.9 million and $6.9 million for the first nine months of 2012 and 2011, respectively.  These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met partially offset from income from a new venture with CHT.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes allocated to continuing operations was $0.3 million and $(1.6) million for the first nine months of 2012 and 2011, respectively. The benefit (expense) relates primarily to tax contingencies, tax to the government of the U.K. and state income taxes.  Our effective tax rate from continuing operations was (0.1)% and (7.3)% for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Loss from discontinued operations was $0.3 million and $0.5 million for the first nine months of 2012 and 2011, respectively.  Discontinued operations consists primarily of three communities whose leases were terminated in 2012 and businesses and communities sold prior to 2012.

Liquidity and Capital Resources

Overview

We had $106.5 million and $49.5 million of unrestricted cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, we have no draws and $9.9 million in letters of credit outstanding against our Credit Facility.

In November 2012, our German restructure note matured and we paid $24.2 million to the lenders.  Liens against the collateral were released.

Debt

At September 30, 2012 and December 31, 2011, we had $518.7 million and $593.7 million, respectively, of outstanding debt with a weighted average interest rate of 4.19% and 4.12%, respectively, as follows (in thousands):

	September 30,	December 31,
	2012	2011
AL US debt (1)	$326,146	$334,567
Community mortgages	68,209	94,641
Liquidating trust notes	24,161	26,255
Convertible subordinated notes	86,250	86,250
Credit facility	0	39,000
Other	3,129	4,903
Variable interest entity	20,995	21,770

Total principal amount of debt	528,890	607,386
Less: Discount on loans assumed at fair value	(10,184)	(13,721)
	$518,706	$593,665

(1) The carrying value of the debt at September 30, 2012 was $316.7 million.

Of the outstanding debt at September 30, 2012, we had $87.6 million of fixed-rate debt with a weighted average interest rate of 5.03% and $431.1 million of variable rate debt with a weighted average interest rate of 4.01%.  Consolidated debt of $1.4 million was in default as of September 30, 2012.  We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at September 30, 2012 are as follows (in thousands):

	Mortgages,	Variable	Liquidating	Convertible
	Wholly-Owned	Interest	Trust	Subordinated
	Properties	Entity Debt	Note	Notes	Other	Total
Default	$0	$1,365	$0	$0	$0	$1,365
4th Qtr. 2012	0	0	24,161	0	347	24,508
2013	20,616	810	0	0	2,085	23,511
Thereafter	373,739	18,820	0	86,250	697	479,506
	394,355	20,995	24,161	86,250	3,129	528,890
Discount on loans assumed at fair value	(9,476)	0	0	0	(708)	(10,184)
	$384,879	$20,995	$24,161	$86,250	$2,421	$518,706

Santa Monica Debt, Connecticut Avenue Debt and Debt Transfer from Master MetSun Two, L.P. and Master MetSun Three, L.P.

On February 28, 2012, we closed on a purchase and sale agreement with our venture partner that owned an 85%  Partner Interest in Santa Monica.  Simultaneously, with the closing of the transaction (refer to Note 5), we entered into new loans with Prudential Insurance Company of America to pool Santa Monica with the Connecticut Avenue community and financed the two assets with senior debt.  The principal amount of the new loans in the aggregate was $55.0 million with an interest rate of 4.66%.  The loans had a seven year term that would have matured on March 1, 2019.  The proceeds of the new loans were used (i) to pay off $27.8 million of debt on the Connecticut Avenue community; (ii) to pay off $13.4 million of debt on Santa Monica; and (iii) towards the $16.2 million purchase price of the Partner Interest.

On March 20, 2012, two of our existing joint ventures transferred their ownership interest in two venture subsidiaries to us for no cash consideration (refer to Note 5). The transferred venture subsidiaries indirectly owned five senior living facilities and one land parcel. The assets were encumbered by approximately $119.7 million of existing mortgage debt which was consolidated in our financial results commencing March 20, 2012 until June 29, 2012. This mortgage debt was non-recourse to us with respect to principal repayment, and no new obligations were required by the mortgage lenders as a result of the transfer. The assets were separated into two loan pools, with one lender financing a pool of three communities (“Pool A”) and another lender financing a pool of two communities plus the land parcel (“Pool B”).

On June 29, 2012, the debt relating to Santa Monica and the Connecticut Avenue community was transferred to a new venture between us and CHT along with the related assets.  The Pool A and Pool B debt was refinanced as part of the asset transfer to the new venture (refer to Note 5).

Canadian Debt

The loan on three communities in Canada matured in April 2011.  In February 2012, we entered into a loan modification that, among other things: (i) extended the loan on our three Canadian communities two years from the modification date; (ii) provided for a termination of our operating deficit guarantee in August 2015; (iii) cross collateralized the three communities; (iv) increased the interest rate from the TD Bank Prime rate plus 175 bps to TD Bank Prime rate plus 200 bps; and (v) obligated us to complete a reminiscence conversion in a section of one of the communities.  The loan balance was $47.6 million as of September 30, 2012.

AL US Debt

In June 2011, we assumed $364.8 million of debt with an estimated fair value of $350.1 million in connection with our purchase of an 80% ownership interest in a joint venture entity, AL US, that owned 15 senior living communities.  Immediately following the closing of the transaction, we entered into an amendment to the loan.  The loan amendment, among other matters, (i) extended the maturity date to June 14, 2015; (ii) provided for a $25.0 million principal repayment; (iii) set the interest rate on amounts outstanding from the effective date of the amendment to LIBOR plus 1.75% with respect to LIBOR advances and the base rate (i.e. the higher of the Federal Funds Rate plus 0.50% or the prime rate announced daily by HSH Nordbank AG (“Nordbank”)) plus 1.25% with respect to base rate advances; (iv) instituted a permanent cash sweep of all excess cash at the communities securing the loan on an aggregated and consolidated basis, which will be used by Nordbank to pay down the outstanding principal balance; (v) released certain management fees that were escrowed and eliminated the requirement for any further subordination or deferral of management fees provided no event of default occurs under the loan; (vi) provided for a $5.0 million escrow for certain indemnification obligations; (vii) provided relief under current debt service coverage requirements; and (viii) modified certain other covenants and terms of the loan. In connection with the amendment, we entered into a new interest rate swap arrangement that extended an existing swap with a fixed notional amount of $259.4 million at 3.2% plus the applicable spread of 175 basis points, down from 5.61% on the previous swap. The new swap arrangement terminates at loan maturity in June 2015. The remaining outstanding balance on the loan will continue to float over LIBOR as described above. The amendment also contains representations, warranties, covenants and events of default customary for transactions of this type.  We recorded this loan on our consolidated balance sheet at its estimated fair value on the acquisition and assumption date. The carrying value of the loan as of September 30, 2012 was $316.7 million and the face amount was $326.1 million.

Germany Restructure Notes

We previously owned nine communities in Germany which were subject to substantial debt.  During 2010 and 2009, we restructured or paid a significant portion of the debt.  As part of the restructuring, we granted mortgages for the benefit of certain lenders on certain of our unencumbered North American properties (the “liquidating trust”).

In April 2010, we executed the definitive documentation with the lenders party to the restructuring agreements.  As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation, October 2012, for the restructuring, the lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments.  Through September 30, 2012, the lenders had received $25.5 million against the minimum payment requirement.  The balance as of September 30, 2012 was $24.2 million and was paid in full in November, 2012, which released the liens on the remaining properties in the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender who was not party to the restructuring agreement mentioned above of one of our German communities.  The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans.  Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community.  In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing.  The payment is secured by a non-interest bearing note.  We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate.  The balance on the note was recorded at $5.3 million and is being accreted to the note’s stated amount over the remaining term of the note. The carrying value of the note as of September 30, 2012 was $2.4 million and the face amount was $3.1 million.

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

On October 1, 2012, we entered into a First Amendment (the “Amendment”) to our Credit Facility.  The Amendment modified certain financial and other covenants in the Credit Facility to, among other things, permit the borrowings and security under the HCN credit agreement.  The financial and other covenant modifications will remain in place until the earlier to occur of (i) September 5, 2013 and (ii) 15 days after the termination of the Merger Agreement with HCN (refer to Note 3).

The Credit Facility requires us to meet several covenants which include:

•                  Maximum corporate leverage ratio of 10.00 to 1.0 (until the earlier of September 5, 2013 or the termination of the Merger Agreement with HCN after which it reverts to 5.25 to 1.0);

•                  Minimum corporate fixed charge coverage ratio of 1.25 to 1.0 (until the earlier of September 5, 2013 or the termination of the Merger Agreement with HCN after which it reverts to 1.45 to 1.0);

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

As of September 30, 2012, there were no draws against the Credit Facility and $9.9 million in letters of credit outstanding.  We have $40.1 million borrowing availability under the Credit Facility at September 30, 2012.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.2 billion with near-term scheduled debt maturities of $0.2 billion for the remainder of 2012 and 2013, and $0.8 billion of debt that is in default as of September 30, 2012.  The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates.  In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.1 billion of the total venture debt.  Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity.  We have non-controlling interests in these ventures.

One of the venture mortgage loans described above is in default at September 30, 2012 due to a violation of certain loan covenants.  The mortgage loan balance was $0.6 billion as of September 30, 2012.  The loan is collateralized by 15 communities owned by a venture located in the United Kingdom.  We purchased these communities on October 16, 2012 (refer to Note 20) and modified and extended the existing mortgage loan.

Condominium Venture

We are obligated to our partner on the condominium venture to fund operating shortfalls.  We have funded $2.2 million under the guarantee through September 30, 2012, of which $0.1 million was funded in 2012.  In addition, we are required to fund sales and marketing costs associated with the sale of the condominiums.  We have experienced lower sales and pricing than had been forecasted and we believe the partners have no remaining equity in the condominium project.  Accordingly, we have informed our partner that we do not intend to fund future operating shortfalls. As of September 30, 2012, the loan of $119.6 million for the residential condominium venture was in default.  We have accrued $4.0 million in default interest, late fees and other lender-related fees relating to these loans.  In February 2012, the lenders for the residential condominium venture commenced legal proceedings necessary to foreclose on the assets of the residential condominium venture.  Without terminating the foreclosure proceedings, the lenders sold their interest in the debt to a new lender in June 2012.  The debt remains in default and we are in discussions with the new lender.  We have no basis in the assets.

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

Guarantees

Refer to Note 13, Commitments and Contingencies, for a discussion of guarantees outstanding at September 30, 2012.

Cash Flows

Net cash provided by operating activities was $109.5 million and $25.7  million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $83.8 million.  This change in cash provided by operations was primarily due to higher distributions from unconsolidated subsidiaries of $76.6 million as the result of sales of communities in ventures to third parties.

Net cash provided by (used in) investing activities was $93.2 million and $(47.6) million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $140.8 million.  The change in cash provided by investing activities was primarily due to the sale of assets, including seven communities sold to a venture, of $131.3 million in 2012, a decrease of $12.5 million in investments in unconsolidated communities, a decrease of $16.1 million in the acquisition of assets, partially offset by a $11.4 million increase in restricted cash, a $4.8 million increase in net fundings to investments accounted for under the profit sharing method and a $3.0 million decrease in cash provided by discontinued operations.

Net cash (used in) provided by financing activities was $(145.8) million and $38.1 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $183.9 million.  This change was primarily due to increased net repayments of debt of $187.1 million associated with transactions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to all timely decisions regarding required disclosure.  Based on that evaluation, these officers concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding pending and resolved or settled legal proceedings is contained in the “Legal Proceedings” subsection of Note 13 to the condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

Failure to consummate or delay in consummating the proposed Merger with HCN announced on August 22, 2012 for any reason could materially and adversely affect our operations and our stock price.

It is possible that the proposed Merger with HCN and Management Business Sale will not close due to failure to satisfy the various conditions precedent thereto or have such conditions waived; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the ability to obtain stockholder and regulatory approvals of the Merger on the timing and terms thereof; the risk that we may not be able to complete the Reorganization on the expected timing and terms thereof; completion of the Management Business Sale (or, if such sale does not occur and HCN requests that we spin off our management business, the spin-off) of the management business; unanticipated difficulties and/or expenditures relating to the merger; the ability to extend leases on our operating properties at expiration; or the possibility that we will be unable to obtain certain third-party consents, any of which events would likely have a material adverse effect on the market value of our common stock.

Other materials terms of the Merger Agreement are described in our Form 8-K report filed on August 22, 2012 and other filings we have made with the Commission.  Other material terms of the Management Business Sale Agreement are described in our Form 8-K report filed on September 17, 2012 and other filings we have made with the Commission.

If the Merger with HCN is not consummated for any reason, we will be subject to a number of material risks, including:

•                  under certain circumstances as set forth in the merger agreement, we could be required to pay to HCN a termination fee equal to $40 million;

•                  the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger with HCN will be consummated;

•      we would be required to repay the financing of approximately $463 million we received from HCN to purchase certain of our venture partners’ interests by December 31, 2013;

•                  the possibility exists that certain key employees may terminate their employment with us as a result of the proposed Merger with HCN even if the proposed Merger is not ultimately consummated;

•                  the possibility exists that certain residents, payors or other parties may decide to terminate or reduce their relationships with us as a result of the proposed Merger with HCN even if the Merger is not consummated; and

•                  the diversion of management’s attention away from our day-to-day business, limitations on the conduct of our business prior to completing the Merger and other restrictive covenants contained in the Merger Agreement that may impact the manner in which our management is able to conduct our business during the period prior to the consummation of the Merger and the unavoidable disruption to our employees and our business relationships during the period prior to the consummation of the Merger, may make it difficult for us to regain our financial and market position if the Merger does not occur.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided to stockholders in the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares of Common Stock

Our repurchases of shares of our common stock for the three months ended September 30, 2012 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1 — July 31, 2012	0	$0.00	0	0
August 1 — August 31, 2012	2,872	$6.41	0	0
September 1 — September 30, 2012	0	$0.00	0	0
Total	2,872	$6.41	0	0

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2012.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer

INDEX OF EXHIBITS

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of August 21, 2012, by and among Sunrise Senior Living, Inc., Brewer Holdco, Inc., Brewer Holdco Sub, Inc., Health Care REIT, Inc. and Red Fox, Inc. #	8-K	August 22, 2012	2.1

2.2	Membership Interest Purchase Agreement, dated as of September 13, 2012, by and among Sunrise Senior Living, Inc., Brewer Holdco, Inc. and Red Fox Management, LP. #	8-K	September 17, 2012	2.1

2.3	Purchase and Sale Agreement, dated as of August 21, 2012, by and among Sunrise Senior Living Investments, Inc. and HVP Sun Investor LLC.* #	N/A	N/A	N/A

2.4	Purchase and Sale Agreement, dated as of August 21, 2012, by and among Sunrise Senior Living Investments, Inc. and HVP Sun Investor II LLC.* #	N/A	N/A	N/A

2.5

Purchase and Sale Agreement, dated as of August 22, 2012, by and among Sunrise Senior Living International Limited Partnership, Morgan Stanley Real Estate Fund VI Special-A International, L.P., MSREF VI Special-B C.V., Morgan Stanley Real Estate Fund VI International-T, L.P., MSREF VI TE C.V., and Morgan Stanley Real Estate Investors VI International, L.P.* #

		N/A	N/A	N/A

4.1	Fourth Amendment to the Rights Agreement, dated as of August 22, 2012, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent.	8-K	August 22, 2012	4.1

10.1	Form of Executive Restricted Stock Unit Agreement for Executive Officers with Employment Agreement (2008 Omnibus Incentive Plan, as amended).+	10-Q	August 2, 2012	10.2

10.2	Form of Executive Performance Unit Agreement for Executive Officers with Employment Agreement (2008 Omnibus Incentive Plan, as amended).+	10-Q	August 2, 2012	10.3

10.3	Binding Term Sheet, dated August 21, 2012, between Sunrise Senior Living, Inc. and Health Care REIT, Inc.*	N/A	N/A	N/A

10.4	Credit Agreement, dated as of October 1, 2012, by and between Sunrise Senior Living Investments, Inc. and Health Care REIT, Inc. *	N/A	N/A	N/A

10.5	Guaranty Agreement dated as of October 1, 2012 by Sunrise Senior Living, Inc. in favor of Health Care REIT, Inc. *	N/A	N/A	N/A

10.6	First Amendment to Credit Agreement, dated as of October 1, 2012, by and between Sunrise Senior Living, Inc. and KeyBank National Association, as administrative agent. *	N/A	N/A	N/A

10.7

Amendment and Restatement Agreement, dated as of October 16, 2012, relating to a Facility Agreement dated July 31, 2007, by and among Dawn Holdco Limited and Bank of Scotland PLC, as Arranger, Agent and Security Trustee. *

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

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, respectively; (ii) the Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; and (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, respectively, and (iv) the Notes to the Consolidated Financial Statements. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.